Form 10QSB
period 1995-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1995-08-10
CIK 725614

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

                  For the transition period from........to.........

                           Commission file number 0-13083


                          CONSOLIDATED CAPITAL PROPERTIES V
          (Exact name of small business issuer as specified in its charter)


            California                                         94-2918560
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000



      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                  CONSOLIDATED CAPITAL PROPERTIES V

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)
                        (in thousands, except for unit data)

                                    June 30, 1995

       Assets
            Cash                                                            $  318

            Securities available for sale                                      506

            Prepaid and other assets                                           626
            Investment properties:

               Land                                           $  2,390

               Buildings and personal
                  property                                      23,593

                                                                25,983
               Less accumulated depreciation                   (15,966)     10,017

                                                                           $11,467



       Liabilities and Partners' Deficit
       Liabilities

            Accounts payable and accrued expenses                          $   961

            Mortgage notes and interest payable                             10,834


       Partners' Deficit

            General partner                                   $    (16)

            Special limited partners                               (57)


            Limited partners (179,617
               units issued and outstanding)                      (255)       (328)
                                                                           $11,467


             See Accompanying Notes to Consolidated Financial Statements

      b)                  CONSOLIDATED CAPITAL PROPERTIES V

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except unit data)


                                               Three Months Ended       Six Months Ended
                                                     June 30,              June 30,
                                                 1995      1994         1995       1994
       Revenues:
          Rental income                         $1,168     $1,232      $2,383      $2,435

          Interest and dividend income              31         42          41          73

             Total revenues                      1,199      1,274       2,424       2,508
       Expenses:

          Property operations                      788         790      1,695       1,621

          Depreciation and amortization            339        402         668         796

          Interest                                 343        390         674         797
          Administrative                            90         51         203         110

             Total expenses                      1,560      1,633       3,240       3,324

       Loss from operations                       (361)      (359)       (816)       (816)

       Casualty Gain                                32         --          32          --
       Other income (Note E)                        --         --          --          67

          Net loss                              $ (329)    $ (359)      $(784)     $ (749)

       Net loss  allocated to general
          partners (.2%)                        $   (1)     $   (1)     $  (2)     $   (1)

       Net loss allocated to limited
          partners (99.8%)                        (328)      (358)       (782)       (748)
                                                $ (329)    $ (359)     $ (784)     $ (749)

       Net loss per limited partnership
          unit:

          Net loss from operations              $(1.83)    $(1.99)     $(4.35)     $(4.53)

          Other income                              --         --          --         .37
       Net loss                                 $(1.83)    $(1.99)     $(4.35)     $(4.16)




             See Accompanying Notes to Consolidated Financial Statements

      c)                  CONSOLIDATED CAPITAL PROPERTIES V

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)
                          (in thousands, except unit data)

                                          Limited                  Special
                                        Partnership   General      Limited   Limited
                                           Units     Partners      Partner   Partners    Total


       Original capital contributions     180,037     $     1     $    --    $45,009    $45,010


       Partners' deficit at
          December 31, 1994               179,617     $   (14)    $   (58)   $   528    $   456

       Net loss for the six months
          ended June 30, 1995                  --          (2)         --       (782)      (784)
       Amortization of timing
          difference (Note D)                  --          --           1         (1)        --

       Partners' deficit at
          June 30, 1995                   179,617    $    (16)    $   (57)   $  (255)   $  (328)



           See Accompanying Notes to Consolidated Financial Statements

      d)                  CONSOLIDATED CAPITAL PROPERTIES V

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




                                                              Six Months Ended
                                                                  June 30,

                                                              1995             1994
       Cash flows from operating activities:

          Net loss                                         $  (784)         $  (749)
          Adjustments to reconcile net income to
             net cash provided by (used in)
             operating activities:

             Depreciation and amortization of
              lease commissions, discounts and
              loan costs                                       732              880

             Casualty gain                                     (32)              --

             Change in accounts:
              Prepaids and other assets                        100              (38)

              Accounts payable and accrued
                  expenses                                     163             (170)

              Interest payable                                  20               39

                  Net cash provided by (used in)
                      operating activities
                                                               199              (38)
       Cash flows from investing activities:

          Deposits to restricted escrows                       (33)              --

          Withdrawals from restricted escrows                   26               --

          Property improvements and replacements              (262)            (231)
          Proceeds from sale of securities
             available for sale                                199               --

                  Net cash used in
                      investing activities                     (70)            (231)





             See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED CAPITAL PROPERTIES V

                                     (Unaudited)



                                                               Six Months Ended
                                                                     June 30,

                                                               1995           1994
       Cash flows from financing activities:

          Payments on mortgage notes payable                 $   (51)       $   (51)
          Proceeds from refinancing                               --          5,150

          Repayment of note payable                               --         (4,530)

          Direct financing costs                                  --           (134)

             Net cash (used in) provided by
              financing activities                               (51)           435
       Net increase in cash                                       78            166

       Cash at beginning of period                               240            438

       Cash at end of period                                 $   318         $  604

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                             $   590         $  714

          Property improvements and replacements
             included in accounts payable                    $    42         $   --





             See Accompanying Notes to Consolidated Financial Statements

      e)                  CONSOLIDATED CAPITAL PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Consolidated Capital Properties V (the "Partnership").

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Consolidation

         The Partnership's financial statements include the accounts of two wholly-owned limited partnerships (Aspen Ridge Associates, Ltd. and Race Street Associates, Ltd.). All intercompany transactions have been eliminated.

      Cash

         For purposes of reporting cash flows, cash includes cash on hand, demand deposits and money market funds.

      Net Loss Per Weighted Average Limited Partnership Unit

         Net loss per weighted average Limited Partnership Unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 179,617 for the six months ended June 30, 1995 and 1994.

      Note B - Related Party Transactions

         The Partnership has paid property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the six month periods ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues were paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues were paid to Partnership Services, Inc.

 Note B - Related Party
      Transactions - continued

      ("PSI") for advisory services related to day-to-day operations. In January 1994, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for one of the Partnership's properties under the same management fee arrangement as the unaffiliated management company. In late December 1994, an affiliate of Insignia Financial Group, ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower which is managed by a third party. Fees accrued or paid to Insignia and affiliates for the six months ended June 30, 1995, and fees accrued or paid to PSI and Coventry for the six months ended June 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:



                                                       For the Six Months Ended
                                                               June 30,
                                                          1995            1994
                                                             (in thousands)
       Property management fees                           $101                $51


         The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the three months ended March 31, 1994, received reimbursements as reflected in the following table:


                                                      For the Six Months Ended
                                                                 June 30,
                                                          1995            1994
                                                            (in thousands)
       Reimbursement for services of affiliates           $122                $63



      Note C - Commitment

         The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and securities available for sale totalling $824,000, are less than the reserve requirement of $1,761,000 at June 30, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations, however, the Partnership's recent cash flows from operations have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

      Note D - Change in Status of Non-Corporate General Partner

         In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group ("CCG"), to that of a special Limited Partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

         After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reversal.

      Note E - Other Income

         In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 1,078 shares of Southmark Corporation Redeemable Series A Preferred Stock and 7,882 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $8,000 and approximately $59,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.

      Note F - Notes Payable

         In April 1994, the Partnership refinanced approximately $4.5 million of mortgage debt secured by the Aspen Ridge Apartments. In order to facilitate the refinancing, title to the property was transferred to a wholly-owned limited partnership, Aspen Ridge Associates, Ltd., in April 1994. Under the terms of the refinancing agreement, the new mortgage note of approximately $5.2 million bears interest at 9.875% and matures in May 2001. After repayment of the existing debt and refinancing costs, the Partnership received net proceeds of $455,000.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of two apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                            Average
                                                           Occupancy
                                                         1995        1994

       Aspen Ridge Apartments
          West Chicago, Illinois                         93%          96%

       Fourth and Race Tower
          Cincinnati, Ohio                               59%          59%

       Sutton Place Apartments
          Corpus Christi, Texas                          89%          96%
       51 North High Street Building
          Columbus, Ohio                                 84%          83%


         The decrease in occupancy at Sutton Place Apartments is primarily due to the closing of a naval base in the Corpus Christi market.

         The Partnership realized a loss from operations of approximately $816,000 for the six months ended June 30, 1995, as compared to a loss from operations of approximately $816,000 for the six months ended June 30, 1994. For the three months ended June 30, 1995, the Partnership incurred a loss from operations of $361,000 compared to a loss from operations of $359,000 for the three months ended June 30, 1994.

         Interest and dividend income decreased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, as a result of lower cash balances available for investment. This decrease was partially offset by dividends received on the Partnership's investment in Southmark Preferred Stock. Depreciation and amortization expense decreased due to the reduced carrying values of depreciable assets resulting from the valuation reserves recorded in prior years. Interest expense decreased due primarily to the repayment of approximately $1.6 million in mortgage notes payable which were secured by the Fourth and Race Tower in September of 1994. Administrative expenses increased for the six months ended June 30, 1995, compared to the six months ended June 30, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to approximately $84,000 for the six months ended June 30, 1995. These increased costs related to the transition efforts that were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 prepartion and distribution. The General Partner expects overall administrative expenses to be reduced after the second quarter of 1995 once the transition efforts are completed.

         For the six months ended June 30, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds expected to be received exceeds the total estimated costs of replacing the equipment destroyed resulting in a casualty gain of $32,000.

         Other income realized in the six months ended June 30, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note E to the Consolidated Financial Statements in Item 1).

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         As of June 30, 1995, the Partnership had cash of approximately $318,000 compared to approximately $604,000 at June 30, 1994. Net cash provided by operating activities increased due to an increase in accounts payable and accrued expenses and a decrease in prepaids and other assets, offset by a decrease in other income. Net cash used in investing activities decreased primarily due to proceeds from the sale of securities that were received in 1995 and not 1994, offset by restricted escrow deposits made in 1995. Net cash used in financing activities increased due to a debt refinancing in 1994 not recurring in 1995.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. The General Partner is currently in negotiations to sell the Fourth and Race Tower, and the remaining assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10.8 million, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first six months of 1995, or 1994, no distributions were declared or paid.

                       PART II - OTHER INFORMATION



      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)    Exhibits.

                     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              (b)    Reports on Form 8-K.

                     A Form 8-K dated May 3, 1995, was filed reporting a change in accountants of the Registrant.

                                     SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CONSOLIDATED CAPITAL PROPERTIES V

                                          By:   CONCAP EQUITIES, INC.
                                                General Partner



                                          By:   /s/ Carroll D. Vinson
                                                Carroll D. Vinson
                                                President




                                          By:   /s/ Robert D. Long, Jr.
                                                Robert D. Long, Jr.
                                                Controller and Principal
                                                Accounting Officer


                                          Date: