Form 10QSB
period 1995-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1995-11-13
CIK 725614

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                      CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)

                               September 30, 1995

 Assets
   Cash and cash equivalents                                          $  400
   Securities available for sale                                         307
   Prepaid and other assets                                              613
   Investment properties:
      Land                                              $  2,393
      Buildings and personal property                     23,685
                                                          26,078
      Less accumulated depreciation                      (16,311)      9,767

                                                                     $11,087
 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable and accrued expenses                             $   865
   Mortgage notes and interest payable                                10,915

 Partners' Deficit
   General partner                                      $    (16)
   Special limited partners                                  (57)
   Limited partners (179,617 units
      issued and outstanding)                               (620)       (693)

                                                                     $11,087


[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended       Nine Months Ended
                                           September 30,            September 30,
                                          1995       1994         1995        1994
 Revenues:
     Rental income                       $1,283     $1,174      $ 3,666     $ 3,609
     Interest and dividend income             7         37           48         110
        Total revenues                    1,290      1,211        3,714       3,719
 Expenses:
     Property operations                    902        821        2,597       2,442
     Depreciation and
        amortization                        351        385        1,019       1,181
     Interest                               335        380        1,009       1,177
     Administrative                          67         72          270         182
        Total expenses                    1,655      1,658        4,895       4,982

 Loss from operations                      (365)      (447)      (1,181)     (1,263)

 Gain on sale of securities
     available for sale                      --         12           --          12
 Casualty Gain                               --         --           32          --
 Other income (Note E)                       --         --           --          67
 Loss before extraordinary item              --       (435)          --      (1,184)
 Extraordinary item (Note F)                 --        275           --         275

     Net loss                            $ (365)    $ (160)     $(1,149)    $  (909)


 Net loss  allocated to general
        partners (.2%)                   $   (1)    $   --      $    (2)    $    (2)
 Net loss allocated to limited
     partners (99.8%)                      (364)      (160)      (1,147)       (907)

                                         $ (365)    $ (160)     $(1,149)    $  (909)
 Net loss per limited
     partnership unit:
 Loss before extraordinary item          $(2.03)    $(2.42)     $ (6.39)    $ (6.58)
 Extraordinary item                          --       1.53           --        1.53

 Net loss                                $(2.03)    $ (.89)     $ (6.39)    $ (5.05)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                  For the Nine Months Ended September 30, 1995
                        (in thousands, except unit data)


                                    Limited                  Special
                                  Partnership   General      Limited    Limited
                                     Units      Partners     Partner    Partners   Total

 Original capital contributions     180,037     $     1     $    --    $45,009    $45,010
 Partners' deficit at
    December 31, 1994               179,617     $   (14)    $   (58)   $   528    $   456
 Net loss for the nine months
    ended September 30, 1995             --          (2)         --     (1,147)    (1,149)
 Amortization of timing
    difference (Note D)                  --          --           1         (1)        --
 Partners' deficit at
    September 30, 1995              179,617    $    (16)    $   (57)   $  (620)   $  (693)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                      CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         1995              1994
 Cash flows from operating activities:
    Net loss                                           $(1,149)         $  (909)
    Adjustments to reconcile net loss to net
       cash provided by (used in) operating
       activities
       Depreciation and amortization of lease
        commissions, discounts and loan costs            1,115            1,286
       Casualty gain                                       (32)              --
       Extraordinary item                                   --             (275)
       Gain on sale of securities available
        for sale                                            --              (12)
       Change in accounts:
        Prepaids and other assets                           31              (65)
        Accounts payable and accrued expenses              159             (192)
        Interest payable                                   101               52

            Net cash provided by (used in)
                operating activities                       225             (115)

 Cash flows from investing activities:
    Deposits to restricted escrows                         (42)              --
    Receipts from restricted escrows                        26               --
    Property improvements and replacements                (403)            (356)
    Purchases of securities available for sale              --             (441)
    Proceeds from sale of securities available
       for sale                                            398            1,303
    Net insurance proceeds on casualty item                 32               --

            Net cash provided by investing
                activities                                  11              506

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (76)             (83)
    Proceeds from refinancing                               --            5,150
    Repayment of note payable                               --           (5,530)
    Direct financing costs                                  --             (134)

            Net cash used in financing activities          (76)            (597)

 Net increase (decrease) in cash                           160             (206)

 Cash at beginning of period                               240              438

 Cash at end of period                                  $  400          $   232

 Supplemental disclosure of cash flow information:
    Cash paid for interest                              $  812          $ 1,060

           See Accompanying Notes to Consolidated Financial Statements

e)                      CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for Consolidated Capital Properties V (the "Partnership").

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Consolidation

   The Partnership's financial statements include the accounts of two wholly-owned limited partnerships (Aspen Ridge Associates, Ltd. and Race Street
Associates, Ltd.).  All intercompany transactions have been eliminated.

Cash and Cash Equivalents

   For purposes of reporting cash flows, cash includes cash on hand, demand deposits and money market funds.

Net Loss Per Weighted Average Limited Partnership Unit

   Net loss per weighted average Limited Partnership Unit is computed by dividing the net loss allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 179,617 for the nine months ended
September 30, 1995 and 1994.

Note B - Related Party Transactions

   The Partnership has paid property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc.
("PSI") for advisory services related to day-to-day operations.  In January
1994, Coventry Properties, Inc. ("Coventry"), an affiliate of the General
Partner, assumed day-to-day property management responsibilities for one of the Partnership's properties under the same management fee arrangement as the unaffiliated management company. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower which is managed by a third party. Fees accrued or paid to Insignia and affiliates for the nine months ended September
30, 1995, and fees accrued or paid to PSI and Coventry for the nine months ended
September 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Nine Months Ended
                                                         September 30,
                                                     1995              1994
                                                          (in thousands)

 Property management fees                           $188                $76

   The Partnership Agreement also provides for reimbursement to the General
Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:

                                                   For the Nine Months Ended
                                                         September 30,
                                                     1995              1994
                                                          (in thousands)

 Reimbursement for services of affiliates           $141               $102

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

   The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level.
Reserves, consisting of cash and cash equivalents and securities available for sale totalling $707,000, are less than the reserve requirement of $1,761,000 at September 30, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations, however, the Partnership's recent cash flows from operations have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

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

Note E - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding.
These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership.

Note E - Other Income - continued

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

Note F - Notes Payable

   In April 1994, the Partnership refinanced approximately $4.5 million of mortgage debt secured by the Aspen Ridge Apartments. In order to facilitate the refinancing, title to the property was transferred to a wholly-owned limited partnership, Aspen Ridge Associates, Ltd., in April 1994. Under the terms of the refinancing agreement, the new mortgage note of approximately $5.2 million bears interest at 9.875% and matures in May 2001. After repayment of the existing debt, payment of refinancing and closing costs, and establishment of a capital improvement escrow, the Partnership received net proceeds of $455,000.

   At December 31, 1993, the Partnership was obligated under two mortgage notes payable aggregating approximately $1.6 million secured by the Fourth and Race
Office Building. During 1994, the General Partner and the lender negotiated an arrangement which provided for prepayment of the notes at a substantial discount. The Partnership capitalized on the discount opportunity in September
1994, by paying $1 million to the lender in full settlement of the mortgage debts. The Partnership recognized an extraordinary gain of $275,000 on the transaction, related to the debt extinguishment and a non-cash expense amortizing the remaining mortgage discount. The General Partner has begun negotiations to sell the Fourth and Race Office Building in an effort to realize the Partnership's equity in the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes and two commercial properties. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

                                                  1995         1994
 Aspen Ridge Apartments
    West Chicago, Illinois                         91%          96%
 Fourth and Race Tower
    Cincinnati, Ohio                               59%          59%
 Sutton Place Apartments
    Corpus Christi, Texas                          90%          94%
 51 North High Street Building
    Columbus, Ohio                                 85%          82%

   The occupancy decrease at the Aspen Ridge Apartments is due to increased competition in the local market as a result of new townhouses being built. The occupancy decrease at the Sutton Place Apartments is primarily due to the closing of a naval base in the Corpus Christi market.

   The Partnership realized a loss from operations of $1,181,000 for the nine months ended September 30, 1995, compared to a loss from operations of $1,263,000 for the nine months ended September 30, 1994. For the three months ended September 30, 1995, the Partnership realized a loss from operations of $365,000 compared to a loss from operations of $447,000 for the three months ended September 30, 1994.

   Interest income decreased for the three and nine months ended September 30, 1995, compared to the three and nine months ended September 30, 1994, as a result of lower cash balances available for investment. This decrease was partially offset by increased dividends received on the Partnership's investment in Southmark preferred stock in 1995. Depreciation and amortization expense decreased due to the reduced carrying values of depreciable assets resulting from the valuation adjustments recorded in prior years. Interest expense decreased due primarily to the repayment of approximately $1.6 million in mortgage notes payable which were secured by the Fourth and Race Tower in September of 1994. Administrative expenses increased for the nine months ended
September 30, 1995, compared to the nine months ended September 30, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office were $84,000 for the nine months ended September 30, 1995.

   The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

   For the nine months ended September 30, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds received as of September 30, 1995, were $68,000, with $15,000 remaining to be received. These proceeds exceed the total estimated costs of replacing the equipment destroyed, resulting in a casualty gain of $32,000.

   Other income realized in the nine months ended September 30, 1994, related to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note E to the Consolidated
Financial Statements in Item 1).

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

   As of September 30, 1995, the Partnership held cash of $400,000 compared to $232,000 at September 30, 1994. Net cash provided by operating activities increased primarily due to the Partnership paying $248,000 less in interest for 1995 compared to 1994, as well as reduced payments of outstanding payables. Net cash provided by investing activities decreased primarily due to reduced proceeds from the sale of securities. Net cash used in financing activities decreased due to the repayment of the Fourth and Race Tower's note in 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. The General Partner is currently in negotiations to sell the Fourth and Race Tower, and the remaining assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10.8 million, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first nine months of 1995 or 1994, no distributions were declared or paid.


                        PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

   The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b)    Reports on Form 8-K.

               None.


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

                                    Date: November 13, 1995



