Form 10KSB
period 1995-12-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-03-27
CIK 725614

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 1995
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period.........to.........

                        Commission file number 0-13083

                       CONSOLIDATED CAPITAL PROPERTIES V
                (Name of small business issuer in its charter)

         California                                            94-2918560
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification
No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                   Issuer's telephone number (864) 239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $4,950,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                    PART I

Item 1.  Description of Business

Consolidated Capital Properties V (the "Partnership") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On December 15, 1983, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-85850) and commenced a public offering for sale of $100 million of Units, with the general partners' right to increase the offering to $200 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13083) in March 1985. The sale of Units closed on December 6, 1984, with 180,037 Units sold at $250 each, or gross proceeds of $45 million to the Partnership.

By the end of fiscal 1985, approximately 61% of the monies raised had been invested in eleven properties. Of the remaining 39%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 28% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1995, the Partnership owns three properties as described in Item 2 - Description of Property. Previously, the Partnership disposed of seven properties and during 1995 the Fourth Race Tower was sold to an unaffiliated third party (See "Note F" of the Financial Statements in "Item 7"). As of December 31, 1995, the Partnership's working capital reserves are less than 5% of Net Invested Capital, as required by its Partnership Agreement. Reserves, consisting of cash and cash equivalents and securities available for sale totalling $1,393,000 are less than the reserve requirements of $1,761,000 at December 31, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations. The working capital requirement must be met prior to any consideration for distributions to the partners. See "Item 6 - Management's Discussion and Analysis or Plan of Operations," for a discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12".

Upon the Partnership's formation in 1983, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and without other rights of a limited partner except for the economic interest previously held as a general partner. Pursuant to an amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., ("MAE") and an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

Item 2.  Description of Property

The Partnership originally acquired eleven properties of which six were sold, and one has been foreclosed upon by the lender in years prior to 1995. Fourth and Race Tower, an office building, was sold by the Partnership in December 1995. As of December 31, 1995, the Partnership owned two apartment complexes and one office building as described below:



                                   Date of
 Property                          Purchase      Type of Ownership          Use
 Aspen Ridge Apartments            08/09/84      Fee ownership          Apartment -
   West Chicago, Illinois                        to first mortgage      253 units

 Sutton Place Apartments           07/06/84      Fee ownership          Apartment -
   Corpus Christi, Texas                         to first mortgage      201 units

 51 North High Building            12/20/84      Fee ownership          Office Bldg.
   Columbus, Ohio                                to first mortgage      85,727 sq.ft.


Schedule of Properties:

                              Gross
                            Carrying    Accumulated                          Federal
 Property                     Value     Depreciation     Rate      Method   Tax Basis
 (dollar amounts in thousands)
 Aspen Ridge Apartments      $ 7,854      $ 4,662     5-19 years    S/L       $3,136
 Sutton Place Apartments       5,721        3,294     5-19 years    S/L        3,030
 51 North High Building        6,493        3,972     3-19 years    S/L        3,534
      Totals                 $20,068      $11,928                             $9,700


See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                                Principal                           Principal
                               Balance At                            Balance
                              December 31,   Interest    Maturity     Due At
 Property                         1995         Rate        Date      Maturity
 (dollar amounts in thousands)

 Aspen Ridge Apartments
   1st mortgage                  $ 5,069       9.88%       05/01     $ 4,673

 Sutton Place Apartments
   1st mortgage                    2,270       10.25%      05/99       2,010

 51 North High Building
   1st mortgage                    3,557       13.50%      06/04       2,157

                                  10,896
   Mortgage discount                 (72)
                                 $10,824

Schedule of Rental Rates and Occupancy:

                                  Average Annual                Average
                                   Rental Rates                 Occupancy

 Property                        1995        1994          1995           1994

 Aspen Ridge Apartments         $7,589     $ 7,237          91%           96%
 Sutton Place Apartments         5,748       5,555          90%           95%
 51 North High Building          14.23       14.97          85%           82%

  The average annual rental rate for 51 North High Street is per square foot. The rate is per unit for the apartment properties.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other retail centers and apartment complexes in the area. The General Partner believes that all of the properties are adequately insured.

The occupancy decrease at the Aspen Ridge Apartments is due to increased competition in the local market as a result of new townhouses being built. The occupancy decrease at the Sutton Place Apartments is primarily due to the closing of a naval base in the Corpus Christi market.

The following is a schedule of lease expirations for the years 1996-2005:


                       Number of                                       % of Gross
                      Expirations      Square Feet     Annual Rent     Annual Rent
                                                     (in thousands)
 51 North High
 1996                      1                 607             $ 32          2.9%
 1997                      4              51,249              759         69.9%
 1998                      2               2,979               56          5.1%
 1999                      2              13,359              183         16.8%
 2000                      1                 621                5          0.4%
 2001-2005                 1               1,785               28          2.6%


One month-by-month lease contributes approximately $15,000 to annual rental income and represents 1.4% of gross annual rent for the Partnership from 2,385 square feet.

The following schedule presents information on tenants leasing 10% or more of the leasable square footage for each property:

                                              Square Footage Annual Rent Per    Lease
                          Nature of Business      Leased       Square Foot    Expiration
 51 North High Building    Bank                   12,750          $13.86       05/31/99
                           Government Agency      52,238           14.46          (1)

(1) The tenant leases three suites. Two leases have an expiration date of 6/30/97 and total square footage of 49,853. The third suite with 2,385 square feet has a month-to-month lease.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1995 for each property were:

                                        1995           1995
                                       Taxes           Rate
                                   (in thousands)

    Aspen Ridge Apartments (1)        $  238           8.8%
    Sutton Place Apartments              101           2.8%
    51 North High Building                92           5.1%


(1) Estimate is based on 1994 billing, since 1995 bill has not been received.

Item 3.  Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1995, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)     Title of Class                    Number of Unit Holders of Record

        Limited Partnership Units         5,313 as of December 31, 1995

There were no cash distributions to the Partners during 1994 or 1995. No distributions are expected to be made in 1996 since the Partnership's working capital reserves did not meet the 5% of Net Invested Capital requirement. Cumulative distributions to the Limited Partners since the inception of the partnership totalled $9.8 million at December 31, 1995. See also "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

The Partnership realized a loss from operations of $1,552,000 for the year ended December 31, 1995, compared to a loss from operations of $2,087,000 for the year ended December 31, 1994.

Interest and other income decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, as a result of lower cash balances available for investment and due to the receipt in 1994 of the Partnership's pro-rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding. This decrease was partially offset by dividends received on the Partnership's investment in Southmark preferred stock in 1995. Depreciation and amortization expense decreased due to the reduced carrying values of depreciable assets resulting from the valuation adjustments recorded in prior years. In 1994, the Partnership recognized a $502,000 write-down of the carrying value of the Fourth and Race Tower to its estimated fair market value. Interest expense decreased due to the repayment of approximately $1.6 million in mortgage notes payable which were secured by the Fourth and Race Tower in September of 1994 and the refinancing of the $4.5 million mortgage secured by Aspen Ridge in April 1994. Administrative expenses increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the transition period in the first and second quarters of 1995. The reimbursements for the Dallas office were $84,000 for the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

For the year ended December 31, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds received as of December 31, 1995, were $68,000. These proceeds exceed the total estimated costs of replacing the destroyed equipment, resulting in a casualty gain of $19,000.

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

Liquidity and Capital Resources

As of December 31, 1995, the Partnership held unrestricted cash of $1,078,000 compared to $240,000 at December 31, 1994. Net cash provided by operating activities increased primarily due to the Partnership paying approximately $250,000 less in interest for 1995 compared to 1994, as well as reduced payments of outstanding payables and accrued expenses. Net cash provided by investing activities increased primarily due to the receipt of the Fourth and Race Tower sales proceeds in 1995 (as discussed below), partially offset by reduced proceeds from the sale of securities. Net cash used in financing activities decreased due to the payment of the Fourth and Race Tower's note in 1994.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and securities available for sale totalling $1,393,000, are less than the reserve requirement of $1,761,000 at December 31, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations, however, the Partnership's recent cash flows from operations have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. The mortgage indebtedness of approximately $10.8 million, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. No distributions were declared or paid, during 1995 or 1994.

On December 29, 1995, the Partnership sold Fourth and Race Tower located in Cincinnati, Ohio to an unaffiliated party. The property was sold in order to maximize the Partnership's return of its investment. Total consideration received for Fourth and Race Tower was $1,050,000. After the payment of closing costs and related items, the Partnership received net sales proceeds of $863,000 and the sale resulted in a loss of approximately $500,000. Please refer to "Item 7 - Notes to the Consolidated Financial Statements," "Note F - Sale of Real Estate," for a summary of the sales transaction.

In April 1994, the General Partner obtained a refinancing of approximately $4.5 million of mortgage debt secured by the Aspen Ridge Apartments. In order to facilitate the refinancing, title to the property was transferred to a wholly-owned limited partnership, Aspen Ridge Associates, Ltd., in April 1994. Under the terms of the refinancing agreement, the new first lien of approximately $5.2 million bears interest at 9.875% and matures in May 2001. After repayment of the existing debt and payment of refinancing and closing costs, the Partnership received net proceeds of $455,000.

At December 31, 1993, the Partnership was obligated under two mortgage notes payable aggregating approximately $1.6 million secured by the Fourth and Race Tower. During 1994, the General Partner and the lender negotiated an arrangement which provided for repayment of the notes at a substantial discount. The Partnership paid $1 million to the lender in September 1994 in full settlement of the mortgage debt. The Partnership recognized an extraordinary gain of $275,000 related to the debt extinguishment and the non-cash write-off of the unamortized mortgage discount.

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 1,078 shares of Southmark Corporation Redeemable Series A Preferred Stock and 7,882 shares of Southmark Corporation New Common Stock, with an aggregate market value on the date of receipt of approximately $8,000, and approximately $59,000 in cash representing the Partnership's share of the recovery, based on its pro-rata share of the claims filed.

Item 7.  Financial Statements


CONSOLIDATED CAPITAL PROPERTIES V

LIST OF FINANCIAL STATEMENTS

     Reports of Independent Auditors

     Consolidated Balance Sheet - December 31, 1995

     Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

     Consolidated Statement of Changes in Partners Deficit - Years ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties V


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties V as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties V as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                  /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 1996


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of
Consolidated Capital Properties V:


We have audited the accompanying consolidated statements of operations, partners' capital (deficit) and cash flows of Consolidated Capital Properties V (a California limited partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consolidated Capital Properties V for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                        /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                       CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                               December 31, 1995



 Assets
   Cash and cash equivalents:
      Unrestricted                                                      $1,078
      Restricted--tenant security deposits                                 108
   Securities available for sale                                           207
   Prepaid and other assets                                                602
   Investment properties:
      Land                                                $  1,969
      Buildings and personal property                       18,099
                                                            20,068
      Less accumulated depreciation                        (11,928)      8,140

                                                                       $10,135
 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable and accrued expenses                               $   821
   Mortgage notes and interest payable                                  10,925

 Partners' Deficit
   General partner                                        $    (18)
   Special limited partners                                    (56)
   Limited partners (179,617 units
      issued and outstanding)                               (1,537)     (1,611)

                                                                       $10,135
          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                        Years Ended December 31,
                                                          1995            1994
 Revenues:
   Rental income                                        $ 4,863         $ 4,765
   Interest and other income                                 87             188
        Total revenues                                    4,950           4,953

 Expenses:
   Property operations                                    3,468           3,211
   Depreciation and amortization                          1,370           1,575
   Write-down of investment property                         --             502
   Interest                                               1,343           1,516
   Administrative                                           321             236
        Total expenses                                    6,502           7,040

 Loss from operations                                    (1,552)         (2,087)
 (Loss) gain on sale of securities
   available for sale                                        (7)             12
 Loss on dispositions of investment property               (508)             --
 Loss before extraordinary item                          (2,067)         (2,075)
 Extraordinary item                                          --             275

        Net loss                                        $(2,067)        $(1,800)

 Net loss  allocated to general
   partners (.2%)                                       $    (4)        $    (4)
 Net loss allocated to limited
   partners (99.8%)                                      (2,063)         (1,796)

                                                        $(2,067)        $(1,800)
 Net loss per limited partnership unit:
 Loss before extraordinary item                         $(11.49)        $(11.53)
 Extraordinary item                                          --            1.53

        Net loss                                        $(11.49)        $(10.00)

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)

                                    Limited                   Special
                                   Partnership   General       Limited   Limited
                                      Units      Partner       Partner   Partners   Total
 Original capital contributions      180,037     $      1     $    --    $45,009   $45,010

 Partners' deficit at
    December 31, 1993                179,617          (10)        (60)     2,326     2,256

 Net Loss for the year ended
    December 31, 1994                     --           (4)         --     (1,796)   (1,800)

 Amortization of timing
    difference                            --           --           2         (2)       --

 Partners' deficit at
    December 31, 1994                179,617     $    (14)    $   (58)   $   528   $   456

 Net loss for the year
    ended December 31, 1995               --           (4)         --     (2,063)   (2,067)

 Amortization of timing
    difference                            --           --           2         (2)       --

 Partners' deficit at
    December 31, 1995                179,617     $    (18)    $   (56)   $(1,537)  $(1,611)

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)



                                                           Years Ended December 31,
                                                             1995               1994
 Cash flows from operating activities:
    Net loss                                              $ (2,067)          $(1,800)
    Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization of lease
        commissions, discounts and loan costs                1,496             1,715
       Extraordinary item                                       --              (275)
       Loss (gain) on sale of securities                         7               (12)
       Loss on sale of investment property                     508                --
       Write-down of investment property                        --               502
       Interest added to mortgage note payable                  36                --
       Change in accounts:
        Tenant security deposits                              (108)               --
        Prepaids and other assets                               (1)             (133)
        Accounts payable and accrued expenses                  226              (132)
        Interest payable                                       101                --

            Net cash provided by (used in)
                operating activities                           198              (135)

 Cash flows from investing activities:
    Deposits to restricted escrows                             (61)               --
    Receipts from restricted escrows                            26                --
    Property improvements and replacements                    (553)             (450)
    Purchases of securities available for sale                  --              (441)
    Proceeds from sale of real estate                          863                --
    Proceeds from sale of securities for sale                  491             1,451

            Net cash provided by investing activities          766               560

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (126)             (109)
    Proceeds from refinancing                                   --             5,150
    Repayment of note payable                                   --            (5,530)
    Direct financing costs                                      --              (134)

            Net cash used in financing activities             (126)             (623)

 Net increase (decrease) in cash                               838              (198)

 Cash at beginning of year                                     240               438

 Cash at end of year                                      $  1,078           $   240

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995


Note A - Organization and Summary of Significant Accounting Policies

Organization

Consolidated Capital Properties V, a California limited partnership (the "Partnership"), was formed on June 30, 1983, to acquire and operate commercial and residential properties. As of December 31, 1995, the Partnership owns two residential properties and one commercial property located in or near major urban areas in the United States.

At the time of the Partnership's formation in 1983, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group ("CCG"), a California general partnership, was the non-corporate general partner. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. As part of its reorganization plan, ConCap Equities, Inc., (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI and replaced CCEC as managing general partner in all 16 partnerships. As part of the solicitation for approval of CEI as general partner, the limited partners also approved the conversion of CCG from a general partner to a special limited partner, thereby leaving CEI as the sole general partner of the Partnership.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., ("MAE") and an affiliate of Insignia Financial Group, Inc., ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Consolidation

The Partnership's financial statements include the accounts of two wholly-owned limited partnerships (Aspen Ridge Associates, Ltd. and Race Street Assoc., Ltd.). All intercompany transactions have been eliminated.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated on the straight-line method over the estimated useful lives of the assets, ranging from 3 to 19 years. Tenant improvements are depreciated over the term of the respective lease.

Cash and cash equivalents

     Unrestricted - Unrestricted cash includes cash on hand, demand deposits and money market funds with original maturities of three months or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

Aspen Ridge maintains a repair and maintenance escrow, included in other assets, of $77,000 at December 31, 1995 and $42,000 at December 31, 1994.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As the fair values of the securities available for sale ("Securities") approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying consolidated financial statements. The cost of Securities sold is determined using the specific identification method.

The Securities mature as follows:


    Description                          Cost               Maturity
                                    (in thousands)
    U.S. Treasury Notes                 $ 199               February 1998
    Equity Securities                       8               N/A

                                        $ 207

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration. Commercial office property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Deferred Loan Fees

Deferred loan fees are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized deferred fees are included in prepaid expenses and other assets.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the life of the applicable lease. Unamortized lease commissions are included in prepaid expenses and other assets.

Discounts on Notes Payable

Discounts on notes payable are amortized using the effective interest method over the remaining terms of the related notes. Unamortized discounts are included in mortgage notes and interest payable.

Income Taxes

No provision has been made in the financial statements for Federal income taxes. Under current law, no Federal income taxes are paid directly by the Partnership, and the Partners are responsible for their respective shares of Partnership net income or loss.

The tax basis of the Partnership's assets and liabilities is approximately $6,032,000 greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Advertising Costs

Advertising costs of approximately $88,000 in 1995, and $58,000 in 1994 are charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995, and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day operations. Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for one additional Partnership property in January 1994. In December 1994, affiliates of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower, which was managed by a third party until it was sold in December 1995. Fees paid to Insignia affiliates for the year ended December 31, 1995, and fees paid to PSI and Coventry for the year ended December 31, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                Years Ended December 31,
                                                1995              1994
                                                     (in thousands)
    Property management fees                    $246              $100



The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the year ended December 31, 1994, received reimbursements as reflected in the following table:


                                                Years Ended December 31,
                                                1995              1994
                                                     (in thousands)
    Reimbursement for services of affiliates    $169              $134


Note B - Related Party Transactions (continued)

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


Note C - Other Income

In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark Corporation's Chapter 11 bankruptcy proceeding. These claims related to Southmark Corporation's activities while it exercised control (directly or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at an aggregate $11 million. In March 1994, the Partnership received 1,078 shares of Southmark Corporation Redeemable Series A Preferred Stock and 7,882 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $8,000 and $59,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


Note D - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and equivalents and securities available for sale totalling $1,393,000, are less than the reserve requirement of $1,761,000 at December 31, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations, however, the Partnership's recent cash flows from operations have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

Note E - Change in Status of Non-Corporate General Partner

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, CCG, to that of a special Limited Partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as general partner. CEI became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a
 .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reverse.

Note F - Sale of Real Estate

In December 1995, the Partnership sold Fourth and Race Tower, an office building in Cincinnati, Ohio, for net sales proceeds of approximately $863,000 after payment of closing costs. The Partnership realized a loss of approximately $501,000 on the sale during the fourth quarter of 1995.

The sales transaction is summarized as follows (amounts in thousands):


        Cash proceeds received                              $863
        Net real estate (1)                               (1,439)
        Net other liabilities                                 75
           Loss on sale of real estate                     ($501)

        (1) Real estate at cost, net of accumulated depreciation of approximately $4.7 million.


Note F - Sale of Real Estate (continued)

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1995 and 1994, as if Fourth and Race had been sold January 1, 1994.


                                            Pro-Forma Results of Operations
                                           for the Years Ended December 31,
                                                 1995              1994
                                                    (in thousands)
                                                      (unaudited)

      Revenues                                  $4,036            $4,125
      Loss from continuing operations           (1,167)             (824)
      Net Loss                                  (1,181)             (839)
      Loss per Limited Partnership Unit          (6.57)            (4.66)


Note G - Mortgage Notes Payable

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

At December 31, 1993, the Partnership was obligated under two mortgage notes payable aggregating approximately $1.6 million secured by the Fourth and Race Office Building. During 1994, the General Partner and the lender negotiated an arrangement which provided for prepayment of the notes at a substantial discount. The Partnership paid $1 million to the lender in September, 1994 in full settlement of the mortgage debt. The Partnership recognized an extraordinary gain of $275,000 on the transaction, related to the debt extinguishment and a non-cash expense to write-off the remaining mortgage discount.

Cash paid for interest was approximately $1,116,000 and $1,368,000 for the years ended December 31, 1995 and 1994, respectively.


Note G - Mortgage Notes Payable (continued)


                              Principal    Monthly                         Principal
                             Balance At    Payment     Stated               Balance
                              December    Including   Interest  Maturity     Due At
  Property                      1995        Interest     Rate      Date      Maturity
 (dollar amounts in thousands)
 Aspen Ridge Apartments
   1st mortgage               $ 5,069       $  46       9.88%     05/01     $ 4,681

 Sutton Place Apartments
   1st mortgage                 2,270          25      10.25%     05/99       2,010

 51 North High Building
   1st mortgage                 3,557          40      13.50%     06/04       2,157
                               10,896
 Mortgage discount               (72)
                              $10,824       $ 111

Scheduled maturities of principal are as follows:

         Years Ending December 31,             (in thousands)
               1996                               $   827
               1997                                   141
               1998                                   155
               1999                                 2,119
               2000                                    86

The estimated fair values of the Partnership's aggregate debt is approximately $11,449,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

Note H - Operating Leases

Tenants of 51 North High are responsible for their own utilities and maintenance of their space and payment of their proportionate share of common area maintenance, utilities, insurance and real estate taxes. A portion of the real estate taxes, insurance, and common area maintenance expenses are paid directly by the Partnership. The Partnership is then reimbursed by the tenants for their proportionate share.

Note H - Operating Leases (continued)

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1995 are as follows:


         Years Ending December 31,             (in thousands)
               1996                                $1,033
               1997                                   657
               1998                                   243
               1999                                   110
               2000                                    31
            Thereafter                                100
                                                   $2,174

Note I - Major Tenants

Rents from tenants exceeding 10% of rental income in 1995 or 1994 were as follows (dollar amounts in thousands):

                                          1995                       1994
                                  Amount       Percent       Amount       Percent
 Department of Youth Services       651           13%         527           11%


Note J - Investment Properties and Accumulated Depreciation

                                                  Initial Cost
                                                 To Partnership
                                                 (in thousands)

                                                         Buildings        Cost
                                                        and Related    Capitalized
                                                          Personal    Subsequent to
 Description                 Encumbrances      Land       Property     Acquisition
 Aspen Ridge Apartments        $ 5,069        $  593       $ 6,383       $  878
 Sutton Place Apartments         2,270           905         4,091          725
 51 North High Building          3,557           561         5,157          775

    Totals                     $10,896        $2,059       $15,631       $2,378

Note J - Investment Properties and Accumulated Depreciation (continued)

                                               Gross Amount At Which Carried
                                                      At December 31, 1995

                                                Buildings
                                               And Related
                                                 Personal                  Accumulated      Date      Depreciable
 Description                           Land      Property       Total      Depreciation   Acquired     Life-Years
 (dollar amounts in thousands)
 Aspen Ridge Apartments
    West Chicago, Illinois           $   593      $ 7,261       $7,854       $  4,662     08/09/84        5-19

 Sutton Place Apartments
    Corpus Christi, Texas                850        4,871       5,721           3,294     07/06/84        5-19

 51 North High Street Building
   Columbus, Ohio                        526        5,967       6,493           3,972     12/20/84        3-19

         Totals                       $1,969      $18,099     $20,068        $11,928

 Reconciliation of "Investment Properties and Accumulated Depreciation:"

                                                          Years Ended December 31,
                                                             1995         1994
                                                              (in thousands)
 Investment Properties
 Balance at beginning of year                               $27,835      $27,385
   Property improvements                                        553          450
   Dispositions through sale                                 (6,160)          --
   Dispositions through write-off                               (20)          --
   Allocation of allowance for possible losses               (2,140)          --

 Balance at End of Year                                     $20,068      $27,835

 Accumulated Depreciation
 Balance at beginning of year                               $15,336      $13,825
   Additions charged to expense                               1,327        1,511
   Accumulated depreciation on real estate sold              (4,722)          --
   Accumulated depreciation on write-off                        (13)          --
 Balance at end of year                                     $11,928      $15,336


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994, is approximately $22,126,000 and $30,334,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is approximately $12,426,000 and $14,963,000, respectively.

Note K - Subsequent Event

The Partnership restructured the debt on the 51 North High Building by making a principal prepayment (without premium or penalty) of $700,000 in January 1996. In addition to this payment, the lender reduced the debt by an additional $700,000, resulting in a total principal reduction of $1,400,000. The interest rate of the loan was reduced from 13.5% to 9%. The maturity date of June 1, 2004 was unchanged.

To facilitate the debt restructuring of 51 North High Building in 1996, the property was placed into a lower tier partnership known as Fifty-One North High Street, L.P. in which Consolidated Capital Properties V is the 99.99% limited partner. Consolidated Capital Properties V retained substantially all economic benefits from the property.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in the Partnership's Form 8-K filed May 10, 1995, as of May 3, 1995, Arthur Andersen LLP, the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young LLP was engaged to provide that service for the Partnership.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Chief
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of CEI since December 1994 and President of Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (a regional CPA firm) and engaged in various other investment and consulting activities, which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993 Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994. Prior to joining MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since December 1991. From January 1991 until December 1991, Mr. Long was associated with the accounting firm of Harshman, Lewis and Associates. From July 1989 until January 1991, Mr. Long was an auditor for the State of Tennessee. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Vice President of CEI since December 1994, Vice President of the MAE subsidiaries since January 1992, and Managing Director - Partnership Administration of Insignia since January 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of CEI since December 1994, Secretary of the MAE subsidiaries since August 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994, Assistant Secretary of the MAE subsidiaries since January 1992 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.

CEI is the General Partner of the Partnership and 15 other Affiliated Partnerships as of December 31, 1995.


Item 10.  Executive Compensation

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1994, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1994. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements", "Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)       Security Ownership of Certain Beneficial Owners

          Except as provided below, as of February 1996, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

(b)       Beneficial Owners of Management

          Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)       Changes in Control

          Beneficial Owners of CEI

          As of February 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                   Number of       Percent
           Name and Address        CEI Shares     Of Total

           GII Realty, Inc.          100,000        100%

           GII Realty, Inc. is owned by MAE,ICC, Inc. (See "Item 1").


Item 12.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements", "Note B - Related Party Transactions", for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the years ended December 31, 1995, and 1994, respectively. For the year ended December 31, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day operations. Prior to July 1993, day-to-day property management services were provided to the Partnership properties by unaffiliated management companies. In July 1993, Coventry Properties, Inc. ("Coventry"), an affiliate of the General Partner, assumed day-to-day property management responsibilities for two of the Partnership's properties under the same management fee arrangement as the unaffiliated management companies. Coventry assumed day-to-day property management responsibilities for one additional Partnership property in January 1994. In December 1994, affiliates of Insignia assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower. This property was managed by a third party until it was sold in December 1995.

Litigation with Former Related Parties

Please refer to "Item 7 - Financial Statements", "Note B" - Related Party Transactions, for the amounts and items of compensation and fees paid to former affiliates.

In 1991, the Partnership (and simultaneously each of the Affiliated Partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the Affiliated Partnership's allowed claim at an aggregate $11 million. In March 1994, the Partnership received 1,078 shares of Southmark Corporation Redeemable Series A Preferred Stock and 7,882 shares of Southmark Corporation New Common Stock with an aggregate estimated market value on the date of receipt of approximately $8,000 and approximately $59,000 in cash, representing the Partnership's share of the recovery, based on it pro rate share of the claims filed.

Conversion of Non-Corporate General Partner Special Allocation

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the general partner interest held by the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and record; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as general partner. CEI became the sole general partner of the Partnership effective as of December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interest to CEI so that CEI now holds a
 .2 percent interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital account as the components of the timing differences which created the balance reverse.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.


Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

       (a)  Exhibits:  See Exhibit Index contained herein.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       (b)  Reports on Form 8-K filed during the fourth quarter of 1995:

            A form 8-K dated October 24, 1995 was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.


                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSOLIDATED CAPITAL PROPERTIES V

                                       By:  CONCAP EQUITIES, INC.
                                            General Partner


                                       By:  /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President

                                       By:  /s/Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and Principal
                                            Accounting Officer

                                       Date: March 27, 1996

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson          President                 Date: March 27, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.        Controller and Principal  Date: March 27, 1996
Robert D. Long, Jr.           Accounting Officer



                                  INDEX OF EXHIBITS


        EXHIBIT NO.     DOCUMENT DESCRIPTION

              3 Certificate of Limited Partnership, as amended to date.

             10.1 Property Management Agreement No. 109 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.2 Property Management Agreement No. 308 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.3 Property Management Agreement No. 406 dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.4 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.5 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.6 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990 by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1990).

            10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc.(300 Series of Property Management Contracts)(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Management Contracts)(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.10 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

            10.11 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and The Hayman Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

            10.12 Construction Management Cost Reimbursement Agreement dated January 1, 1991, by and between the Partnership and R&B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

            10.13 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.14 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

            10.15 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of the ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

            10.16 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.17 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

            10.18 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-k for the year ended December 31, 1991).

            10.19 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

            10.20 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

            11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

            16.1 Letter, dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992).

            16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)