Form 10QSB
period 1996-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-05-13
CIK 725614

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


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

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


ITEM 1.  FINANCIAL STATEMENTS

a)                      CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996



 Assets
   Cash:
      Unrestricted                                                    $  300
      Restricted - tenant security deposits                              108
   Investments                                                           207
   Accounts receivable                                                    22
   Escrows for taxes and insurance                                       254
   Restricted escrows                                                     93
   Prepaid and other assets                                              243
   Investment properties:
      Land                                              $  1,969
      Buildings and related personal property             18,143
                                                          20,112
      Less accumulated depreciation                      (12,210)      7,902

                                                                     $ 9,129

 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                                  $   118
   Tenant security deposits                                              110
   Accrued taxes                                                         396
   Other liabilities                                                     178
   Mortgage notes payable                                              9,411

 Partners' Deficit
   General partner                                      $    (17)
   Special limited partners                                  (55)
   Limited partners (179,617 units
      issued and outstanding)                             (1,012)     (1,084)

                                                                     $ 9,129

           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                            1996         1995
 Revenues:
    Rental income                                          $  978       $1,194
    Other income                                               31           55
       Total revenues                                       1,009        1,249

 Expenses:
    Operating                                                 367          579
    General and administrative                                 56          113
    Maintenance                                                99          202
    Depreciation                                              282          315
    Interest                                                  264          331
    Property taxes                                            114          164
       Total expenses                                       1,182        1,704

 Loss before extraordinary item                              (173)        (455)

 Extraordinary gain on refinancing                            700           --
    Net income (loss)                                      $  527       $ (455)

 Net income (loss)  allocated to general
       partners (.2%)                                      $    1       $   (1)
 Net income (loss) allocated to limited
    partners (99.8%)                                          526         (454)

                                                           $  527       $ (455)
 Net income (loss) per limited partnership unit:

 Loss before extraordinary item                            $ (.96)      $(2.53)
 Extraordinary gain from refinancing                         3.89           --

 Net income (loss)                                         $ 2.93       $(2.53)


          See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                    For the Three Months Ended March 31, 1996
                        (in thousands, except unit data)

                                  Limited                Special
                                Partnership   General    Limited    Limited
                                   Units      Partner    Partner    Partners    Total
 Original capital
  contributions                   180,037    $     1     $    --    $45,009    $45,010

 Partners' deficit at
    December 31, 1995             179,617    $   (18)    $   (56)   $(1,537)   $(1,611)

 Amortization of
    timing difference (Note            --         --           1         (1)        --

 Net income for the
    three months ended
    March 31, 1996                     --          1          --        526        527

 Partners' deficit at
    March 31, 1996                179,617   $    (17)    $   (55)   $(1,012)   $(1,084)


           See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                              Three Months Ended
                                                                   March 31,
                                                            1996             1995
 Cash flows from operating activities:
    Net income (loss)                                      $  527         $  (455)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating
       activities:
       Depreciation                                           282             315
       Amortization of lease commissions, discounts,
        and loan costs                                         42              46
       Interest added to mortgage notes payable                 3              --
       Extraordinary gain on refinancing                     (700)             --
       Change in accounts:
        Restricted cash                                         1              --
        Accounts receivable                                    --             (20)
        Escrows for taxes and insurance                       (59)             32
        Prepaid and other assets                               51              11
        Accounts payable                                     (111)            121
        Tenant security deposit liabilities                    (8)             (5)
        Accrued taxes                                          67             (35)
        Other liabilities                                     (69)            153

            Net cash provided by
                operating activities                           26             163

 Cash flows from investing activities:
    Property improvements and replacements                    (44)            (91)
    Deposits to restricted escrows                            (16)            (17)

            Net cash used in investing activities             (60)           (108)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (44)            (23)
    Repayment of mortgage note payable                       (700)             --

            Net cash used in financing activities            (744)            (23)

 Net (decrease) increase in cash and cash equivalents        (778)             32

 Cash and cash equivalents at beginning of period           1,078             240

 Cash and cash equivalents at end of period                $  300         $   272

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  252         $   246

           See Accompanying Notes to Consolidated Financial Statements

e)                      CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Properties V ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than 90 days, are considered to be held-to-maturity securities.


Note B - Transactions with Related Parties

The Partnership has paid property management fees noted below based upon collected gross rental revenues for property management services in each of the three month periods ended March 31, 1996 and 1995. In December 1994, affiliates of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower, which was managed by a third party until it was sold in December 1995. Fees paid to affiliates of the General Partner for the three months ended March 31, 1996, are presented below. The property management fees are included in operating expenses.


                                                   For the Three Months Ended
                                                            March 31,
                                                     1996              1995
                                                         (in thousands)

 Property management fees                            $50                $49


The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


Note B - Transactions with Related Parties - (continued)

                                                   For the Three Months Ended
                                                           March 31,
                                                     1996               1995
                                                          (in thousands)

   Reimbursement for services of affiliates           $34                $57


In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totalling approximately $615,000, are less than the reserve requirement of approximately $1.8 million at March 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations, however, the Partnership's recent cash flows from operations have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

Note D - Change in Status of Non-Corporate General Partner - (continued)

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a
 .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized as the components of the timing differences which created the balance reverse.

Note E - Debt Restructuring

The Partnership restructured the debt on the 51 North High Building and made a principal prepayment (without penalty) of $700,000 in January 1996. In addition to this payment, the lender reduced the debt by an additional $700,000, resulting in a $700,000 extraordinary gain on refinancing for a total principal reduction of $1,400,000. The interest rate of the loan was reduced from 13.5% to 9%. The maturity date of June 1, 2004, was unchanged.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                Occupancy for the Three Months Ended
                                             March 31,
                                       1996
                                                       1995

Aspen Ridge Apartments
    Chicago, Illinois                  89%             94%

Sutton Place Apartments
    Corpus Christi, Texas              90%             90%

51 North High Street Building
    Columbus, Ohio                     88%             83%


The decrease in occupancy at Aspen Ridge Apartments is primarily due to increased competition in the local market as a result of new townhouses being built and a temporary decline in three-bedroom rentals. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space.

The Partnership realized a loss before extraordinary item of approximately $173,000 for the three months ended March 31, 1996, compared to a loss before extraordinary item of approximately $455,000 for the three months ended March 31, 1995. The decreased loss before extraordinary item primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

The sale of Fourth and Race Tower resulted in decreases in rental and other income. Other income also decreased due to lower lease cancellation fees, cleaning and damage fees and fewer late charges at the Sutton Place Apartments due to a stronger tenant base. Property operations, maintenance, depreciation and property taxes also decreased due to the Fourth and Race Tower sale. The decrease in depreciation was partially offset by an increase in the depreciable asset base at the 51 North High property from capital additions of approximately $215,000 in 1995. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995 as well as reduced legal costs related to the marketing of the Fourth and Race Tower for sale in 1995 negatively impacting operations. The decrease in interest expense is due to a reduction of the interest rate and a reduction of the debt balance by $1.4 million at 51 North High in January 1996. (See "Note E" in the Notes to Consolidated Financial Statements in "Item 1").


As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

As of March 31, 1996, the Partnership held cash and cash equivalents of approximately $300,000 compared to approximately $272,000 at March 31, 1995.
Net cash provided by operating activities decreased primarily due to the timing of real estate tax payments and increased payments of certain repair and maintenance items incurred in December of 1995. Net cash used in investing activities decreased due to decreased property improvements for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Net cash used in financing activities increased due primarily to the payment on the 51 North High Building debt in January 1996 as noted above.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $9,411,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1995, and March 31, 1996, no distributions were declared or paid.


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



       CONSOLIDATED CAPITAL PROPERTIES V

       By: CONCAP EQUITIES, INC.
           General Partner



       By: /s/ Carroll D. Vinson
           Carroll D. Vinson
           President


       By: /s/ Robert D. Long, Jr.
           Robert D. Long, Jr.
           Vice President/CAO


       Date: May 13, 1996