Form 10QSB
period 1996-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-08-09
CIK 725614

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996



 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $   283
      Restricted - tenant security deposits                              105
   Investments                                                           207
   Accounts receivable                                                    34
   Escrows for taxes and insurance                                       205
   Restricted escrows                                                    110
   Prepaid and other assets                                              267
   Investment properties:
      Land                                              $  1,969
      Buildings and related personal property             18,203
                                                          20,172
      Less accumulated depreciation                      (12,495)      7,677
                                                                     $ 8,888



 Liabilities and Partners' Deficit
 Liabilities
   Accounts payable                                                  $    89
   Tenant security deposits                                              107
   Accrued taxes                                                         323
   Other liabilities                                                     206
   Mortgage notes payable                                              9,397

 Partners' Deficit
   General partner                                      $    (17)
   Special limited partners                                  (55)
   Limited partners (179,617 units
      issued and outstanding)                             (1,162)     (1,234)

                                                                     $ 8,888

           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                         Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           1996       1995         1996       1995
 Revenues:
    Rental income                        $1,006     $1,129        $1,984     $2,323
    Other income                             66        131            97        186
       Total revenues                     1,072      1,260         2,081      2,509

 Expenses:
    Operating                               389        522           756      1,101
    General and administrative               80         90           136        203
    Maintenance                             141        167           240        369
    Depreciation                            285        328           567        643
    Interest                                265        343           529        674
    Property taxes                           62        139           176        303
       Total expenses                     1,222      1,589         2,404      3,293

 Loss before extraordinary item            (150)      (329)         (323)     (784)

 Extraordinary gain on refinancing           --         --           700        --
    Net (loss) income                    $ (150)    $ (329)       $  377    $ (784)

 Net (loss) income allocated to
    general partners (.2%)               $   --     $   (1)       $    1    $   (2)
 Net (loss) income allocated to
    limited partners (99.8%)               (150)      (328)          376      (782)

                                         $ (150)    $ (329)       $  377    $ (784)
 Net (loss) income per limited
    partnership unit:

    Loss before extraordinary item       $ (.83)    $(1.83)       $(1.80)   $(4.35)

 Extraordinary gain from refinancing         --         --          3.89        --

 Net (loss) income                       $ (.83)    $(1.83)       $ 2.09    $(4.35)

            See Accompanying Notes to Consolidated Financial Statements

c)                       CONSOLIDATED CAPITAL PROPERTIES V

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                       For the Six Months Ended June 30, 1996
                          (in thousands, except unit data)

                                  Limited                Special
                                Partnership   General    Limited    Limited
                                   Units      Partner    Partners   Partners    Total
 Original capital
  contributions                   180,037    $     1     $    --    $45,009    $45,010

 Partners' deficit at
    December 31, 1995             179,617    $   (18)    $   (56)   $(1,537)   $(1,611)

 Amortization of
    timing difference (Note D)         --         --           1         (1)        --

 Net income for the
    six months ended
    June 30, 1996                      --          1          --        376        377

 Partners' deficit at
    June 30, 1996                 179,617   $    (17)    $   (55)   $(1,162)   $(1,234)

            See Accompanying Notes to Consolidated Financial Statements



d)                       CONSOLIDATED CAPITAL PROPERTIES V

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                              1996           1995
 Cash flows from operating activities:
    Net income (loss)                                      $  377         $  (784)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation                                           567             643
       Amortization of lease commissions, discounts,
        and loan costs                                         84              89
       Casualty gain                                           --             (32)
       Extraordinary gain on refinancing                     (700)             --
       Change in accounts:
        Restricted cash                                         3             (17)
        Accounts receivable                                   (12)             10
        Escrows for taxes and insurance                       (10)             41
        Prepaid and other assets                               12              66
        Accounts payable                                     (140)            190
        Tenant security deposit liabilities                   (10)             (4)
        Accrued taxes                                          (6)           (102)
        Other liabilities                                     (41)             99

            Net cash provided by
                operating activities                          124             199

 Cash flows from investing activities:
    Property improvements and replacements                   (104)           (262)
    Deposits to restricted escrows                            (33)            (33)
    Receipts from restricted escrows                           --              26
    Proceeds from sale of investments                          --             199

            Net cash used in investing activities            (137)            (70)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (82)            (51)
    Repayment of mortgage note payable                       (700)             --

            Net cash used in financing activities            (782)            (51)

 Net (decrease) increase in cash and cash equivalents        (795)             78

 Cash and cash equivalents at beginning of period           1,078             240

 Cash and cash equivalents at end of period                $  283         $   318

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  483         $   590
    Property improvements and replacements included in
       accounts payable                                    $   --         $    42

            See Accompanying Notes to Consolidated Financial Statements

e)                       CONSOLIDATED CAPITAL PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Consolidated Capital Properties V ("the Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than 90 days, are considered to be held-to-maturity securities.


Note B - Transactions with Related Parties

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six month periods ended June 30, 1996 and 1995. In December 1994, affiliates of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower, which was managed by a third party until it was sold in December 1995. Property management fees of $100,000 and $101,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of $84,000 and $122,000 were paid to the General Partner and its affiliates during the six months ended June 30, 1996 and 1995, respectively.

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

Note C - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totalling $595,000, are less than the reserve requirement of $1,761,000 at June 30, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

Note D - Change in Status of Non-Corporate General Partner

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group ("CCG"), to that of a special limited partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as a general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a
 .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized as the components of the timing differences which created the balance, reverse.

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

To facilitate the debt restructuring of the 51 North High Building in 1996, the property was placed into a lower-tier partnership known as Fifty-One North High Street, L.P. in which the Partnership is the 99.99% limited partner. The Partnership retained substantially all economic benefits from the property.

Note F - Subsequent Event

Subsequent to June 30, 1996, Sutton Place Apartments was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., in which the Partnership is the 99.99% limited partner, to facilitate the potential refinancing of the first mortgage indebtedness secured by the property. The Partnership retained substantially all economic benefits from the property.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                         Average Occupancy
                                       1996           1995

Aspen Ridge Apartments
    Chicago, Illinois                   93%            93%

Sutton Place Apartments
    Corpus Christi, Texas               92%            89%

51 North High Street Building
    Columbus, Ohio                      88%            84%


The occupancy increase at Sutton Place Apartments resulted from additional military troops being relocated to Corpus Christi. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space.

The Partnership realized a loss before extraordinary item of $150,000 and $323,000 for the three and six months ended June 30, 1996, respectively, compared to a loss of $329,000 and $784,000 for the three and six months ended June 30, 1995, respectively. The decreased loss before extraordinary item primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

The sale of Fourth and Race Tower resulted in decreases in rental and other income. Other income also decreased due to lower lease cancellation fees, cleaning and damage fees and fewer late charges at the Sutton Place Apartments due to a stronger tenant base. Additionally, the Partnership received no dividends on its investment in Southmark Preferred Stock during 1996 which further reduced other income. The Partnership had received approximately $21,000 in dividends during the six months ended June 30, 1995. These decreases in other income were partially offset by a property tax refund received during the six months ended June 30, 1996, resulting from an appeal of the 1994 taxes for the 51 North High Street Building. Property operations, maintenance, depreciation and property taxes also decreased due to the Fourth and Race Tower sale. The decrease in depreciation was partially offset by an increase in the depreciable asset base at the 51 North High property from capital additions of approximately $215,000 in 1995. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995 as well as reduced legal costs related to the marketing for sale of the Fourth and Race Tower in 1995 which negatively impacted operations in 1995. The decrease in interest expense is due to a reduction of the interest rate and a reduction of the debt balance by $1.4 million at 51 North High in January 1996. (See "Note E" in the Notes to Consolidated Financial Statements in "Item 1").

During the six months ended June 30, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds expected to be received exceeds the total estimated costs of replacing the equipment destroyed resulting in a casualty gain of $32,000 which is included in other income.

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

At June 30, 1996, the Partnership held cash and cash equivalents of $283,000 compared to $318,000 at June 30, 1995. Net cash provided by operating activities decreased primarily due to increased payments of certain repair and maintenance items related to painting and other unit interior and exterior maintenance incurred in December of 1995, partially offset by the elimination of the negative cash flows of the Fourth and Race Tower subsequent to the building sale in late 1995. Net cash used in investing activities increased primarily due to no long-term investments maturing in 1996. Net cash used in financing activities increased due primarily to the payment on the 51 North High Street Building debt in January 1996 noted above.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $9,397,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the six months ended June 30, 1996, and June 30, 1995, no distributions were declared or paid.


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



                                    CONSOLIDATED CAPITAL PROPERTIES V

                                    By:   CONCAP EQUITIES, INC.
                                          General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President

                                    By:   /s/Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Vice President/CAO



                                    Date:  August 9, 1996