Form 10QSB/A
period 1996-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-09-26
CIK 725614

FORM 10-QSB/A.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                  Form 10-QSB/A

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

                                 March 31, 1996


 Assets
   Cash:
      Unrestricted                                                    $  300
      Restricted - tenant security deposits                              108
   Investments                                                           207
   Accounts receivable                                                    22
   Escrows for taxes and insurance                                       254
   Restricted escrows                                                     93
   Prepaid and other assets                                              243
   Investment properties:
      Land                                              $  1,969
      Buildings and related personal property             18,143
                                                          20,112
      Less accumulated depreciation                      (12,210)      7,902

                                                                     $ 9,129

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                  $   118
   Tenant security deposits                                              110
   Accrued taxes                                                         396
   Other liabilities                                                     171
   Mortgage notes payable                                             10,103

 Partners' Deficit
   General partner                                      $    (18)
   Special limited partners                                  (55)
   Limited partners (179,617 units
      issued and outstanding)                             (1,696)     (1,769)

                                                                     $ 9,129
           See Accompanying Notes to Consolidated Financial Statements

b)                      CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                        (in thousands, except unit data)



                                                           Three Months Ended
                                                                March 31,
                                                            1996         1995
 Revenues:
    Rental income                                          $  978       $1,194
    Other income                                               31           55
       Total revenues                                       1,009        1,249

 Expenses:
    Operating                                                 367          579
    General and administrative                                 56          113
    Maintenance                                                99          202
    Depreciation                                              282          315
    Interest                                                  249          331
    Property taxes                                            114          164
       Total expenses                                       1,167        1,704

    Net loss                                               $ (158)      $ (455)

 Net loss allocated to general
    partners (.2%)                                         $   --       $   (1)
 Net loss allocated to limited
    partners (99.8%)                                         (158)        (454)

                                                           $ (158)      $ (455)

 Net loss per limited partnership unit:                    $ (.88)      $(2.53)

           See Accompanying Notes to Consolidated Financial Statements

c)                      CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                    For the Three Months Ended March 31, 1996
                        (in thousands, except unit data)



                                  Limited                Special
                                Partnership   General    Limited    Limited
                                   Units      Partner    Partner    Partners    Total
 Original capital
  contributions                   180,037    $     1     $    --    $45,009    $45,010

 Partners' deficit at
    December 31, 1995             179,617    $   (18)    $   (56)   $(1,537)   $(1,611)

 Amortization of
    timing difference (Note            --         --           1         (1)        --

 Net loss for the
    three months ended
    March 31, 1996                     --         --          --       (158)      (158)

 Partners' deficit at
    March 31, 1996                179,617   $    (18)    $   (55)   $(1,696)   $(1,769)

           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                             1996             1995
  Cash flows from operating activities:
    Net loss                                               $ (158)        $  (455)
    Adjustments to reconcile net loss to net
       cash provided by operating
       activities:
       Depreciation                                           282             315
       Amortization of lease commissions, discounts,
        and loan costs                                         42              46
       Interest added to mortgage notes payable                 3              --
       Change in accounts:
        Restricted cash                                         1              --
        Accounts receivable                                    --             (20)
        Escrows for taxes and insurance                       (59)             32
        Prepaid and other assets                               51              11
        Accounts payable                                     (111)            121
        Tenant security deposit liabilities                    (8)             (5)
        Accrued taxes                                          67             (35)
        Other liabilities                                     (76)            153

            Net cash provided by
                operating activities                           34             163

 Cash flows from investing activities:
    Property improvements and replacements                    (44)            (91)
    Deposits to restricted escrows                            (16)            (17)

            Net cash used in investing activities             (60)           (108)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (52)            (23)
    Repayment of mortgage note payable                       (700)             --

            Net cash used in financing activities            (752)            (23)

 Net (decrease) increase in cash and cash equivalents        (778)             32

 Cash and cash equivalents at beginning of period           1,078             240

 Cash and cash equivalents at end of period                $  300         $   272

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  244         $   246

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

Note E - Debt Restructuring

The Partnership restructured the debt on the 51 North High Building and made a principal prepayment (without penalty) of $700,000 in January 1996. In addition to this payment, the lender reduced the note's face amount by an additional $700,000 and the stated interest rate of the note was reduced from 13.5% to 9%. The maturity date of June 1, 2004, was unchanged.

The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, the carrying amount of the loan was reduced only by the $700,000 principal prepayment actually paid with no gain being recognized on the restructuring. Interest on the restructured debt accrues at an effective rate of 4.075%, the rate required to equate the present value of the total future cash payments under the new terms with the carrying amount of the loan at the date of restructure.

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

The Partnership realized a net loss of approximately $158,000 for the three months ended March 31, 1996, compared to a net loss of approximately $455,000 for the three months ended March 31, 1995. The decreased net loss primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

The sale of Fourth and Race Tower resulted in decreases in rental and other income. Other income also decreased due to lower lease cancellation fees, cleaning and damage fees and fewer late charges at the Sutton Place Apartments due to a stronger tenant base. Property operations, maintenance, depreciation and property taxes also decreased due to the Fourth and Race Tower sale. The decrease in depreciation was partially offset by an increase in the depreciable asset base at the 51 North High property from capital additions of approximately $215,000 in 1995. General and administrative expenses decreased due to reduced expense reimbursements related primarily to the efforts of the Dallas partnership administration staff during the management transition period in 1995 as well as reduced legal costs related to the marketing of the Fourth and Race Tower for sale in 1995 negatively impacting operations. The decrease in interest expense is due to a debt restructure which lowered the effective interest rate substantially and a principal payment of $700,000 at 51 North High in January 1996. (See "Note E" in the Notes to Consolidated Financial Statements in "Item 1").

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,103,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1995, and March 31, 1996, no distributions were declared or paid.


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



                   Date:    September 26, 1996