Form 10QSB/A
period 1996-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-09-26
CIK 725614

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

                                  June 30, 1996



 Assets
   Cash and cash equivalents:
      Unrestricted                                                   $   283
      Restricted - tenant security deposits                              105
   Investments                                                           207
   Accounts receivable                                                    34
   Escrows for taxes and insurance                                       205
   Restricted escrows                                                    110
   Prepaid and other assets                                              267
   Investment properties:
      Land                                              $  1,969
      Buildings and related personal property             18,203
                                                          20,172
      Less accumulated depreciation                      (12,495)      7,677
                                                                     $ 8,888

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                  $    89
   Tenant security deposits                                              107
   Accrued taxes                                                         323
   Other liabilities                                                     198
   Mortgage notes payable                                             10,069

 Partners' Deficit
   General partner                                      $    (19)
   Special limited partners                                  (55)
   Limited partners (179,617 units
      issued and outstanding)                             (1,824)     (1,898)


                                                                     $ 8,888

           See Accompanying Notes to Consolidated Financial Statements


b)                      CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           1996       1995         1996       1995
 Revenues:
    Rental income                        $1,006     $1,129        $1,984     $2,323
    Other income                             66        131            97        186
       Total revenues                     1,072      1,260         2,081      2,509

 Expenses:
    Operating                               389        522           756      1,101
    General and administrative               80         90           136        203
    Maintenance                             141        167           240        369
    Depreciation                            285        328           567        643
    Interest                                244        343           493        674
    Property taxes                           62        139           176        303
       Total expenses                     1,201      1,589         2,368      3,293

 Net loss                                  (129)      (329)         (287)     (784)

 Net loss allocated to
 general partners (.2%)                  $   --     $   (1)       $   (1)   $   (2)
 Net loss allocated to
 limited partners (99.8%)                  (129)      (328)         (286)     (782)

                                         $ (129)    $ (329)       $ (287)   $ (784)

 Net loss per limited
 partnership unit:                       $ (.72)    $(1.83)       $(1.59)    $(4.35)

            See Accompanying Notes to Consolidated Financial Statements

c)                       CONSOLIDATED CAPITAL PROPERTIES V

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                      For the Six Months Ended June 30, 1996
                         (in thousands, except unit data)

                                  Limited                Special
                                Partnership   General    Limited    Limited
                                   Units      Partner    Partners   Partners    Total
 Original capital
  contributions                   180,037    $     1     $    --    $45,009    $45,010

 Partners' deficit at
    December 31, 1995             179,617    $   (18)    $   (56)   $(1,537)   $(1,611)

 Amortization of
    timing difference (Note            --         --           1         (1)        --

 Net loss for the
    six months ended
    June 30, 1996                      --         (1)         --       (286)      (287)

 Partners' deficit at
    June 30, 1996                 179,617   $    (19)    $   (55)   $(1,824)   $(1,898)

            See Accompanying Notes to Consolidated Financial Statements

d)                       CONSOLIDATED CAPITAL PROPERTIES V

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)

                                                               Six Months Ended
                                                                   June 30,
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                               $ (287)        $  (784)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                           567             643
       Amortization of lease commissions, discounts,
        and loan costs                                         84              89
       Casualty gain                                           --             (32)
       Change in accounts:
        Restricted cash                                         3             (17)
        Accounts receivable                                   (12)             10
        Escrows for taxes and insurance                       (10)             41
        Prepaid and other assets                               12              66
        Accounts payable                                     (140)            190
        Tenant security deposit liabilities                   (10)             (4)
        Accrued taxes                                          (6)           (102)
        Other liabilities                                     (48)             99

            Net cash provided by
                operating activities                          153             199

 Cash flows from investing activities:
    Property improvements and replacements                   (104)           (262)
    Deposits to restricted escrows                            (33)            (33)
    Receipts from restricted escrows                           --              26
    Proceeds from sale of investments                          --             199

            Net cash used in investing activities            (137)            (70)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (111)            (51)
    Repayment of mortgage note payable                       (700)             --

            Net cash used in financing activities            (811)            (51)

 Net (decrease) increase in cash and cash equivalents        (795)             78

 Cash and cash equivalents at beginning of period           1,078             240

 Cash and cash equivalents at end of period                $  283         $   318

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $  455         $   590
    Property improvements and replacements included in
       accounts payable                                    $   --         $    42

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

The Partnership realized a net loss of $129,000 and $287,000 for the three and six months ended June 30, 1996, respectively, compared to a net loss of $329,000 and $784,000 for the three and six months ended June 30, 1995, respectively. The decreased net loss primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,069,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the six months ended June 30, 1996, and June 30, 1995, no distributions were declared or paid.


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