Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1996-11-07
CIK 725614

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


              For the quarterly period ended September 30, 1996


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  No   .

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                    CONSOLIDATED CAPITAL PROPERTIES V

                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              September 30, 1996


Assets
  Cash and cash equivalents:
     Unrestricted                                                      $   686
     Restricted - tenant security deposits                                  99
  Investments                                                              108
  Accounts receivable                                                       29
  Escrows for taxes and insurance                                          185
  Restricted escrows                                                       290
  Other assets                                                             348
  Investment properties:
     Land                                             $  1,969
     Buildings and related personal property            18,253
                                                        20,222
     Less accumulated depreciation                     (12,782)          7,440

                                                                       $ 9,185

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                     $    12
  Tenant security deposits                                                 101
  Accrued taxes                                                            304
  Other liabilities                                                        206
  Mortgage notes payable                                                10,604

Partners' Deficit
  General partner                                     $    (19)
  Special limited partners                                 (55)
  Limited partners (179,617 units
     issued and outstanding)                            (1,968)         (2,042)

                                                                       $ 9,185

          See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES V

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                       (in thousands, except unit data)

                                        Three Months Ended         Nine Months Ended
                                            September 30,             September 30,
                                         1996        1995          1996        1995
Revenues:
  Rental income                         $1,008     $1,227         $2,992     $ 3,550
  Other income                              27         31            124         217
     Total revenues                      1,035      1,258          3,116       3,767

Expenses:
  Operating                                343        490          1,099       1,591
  General and administrative                60         67            196         270
  Maintenance                              139        241            379         610
  Depreciation                             286        345            853         988
  Interest                                 233        335            726       1,009
  Property taxes                            96        145            272         448
     Total expenses                      1,157      1,623          3,525       4,916

Loss before extraordinary item            (122)      (365)          (409)     (1,149)
Extraordinary loss on refinancing          (22)         -            (22)         --
   Net loss                               (144)      (365)          (431)     (1,149)
Net loss allocated to
   general partners (.2%)               $   --     $   (1)        $   (1)    $    (2)
Net loss allocated to
   limited partners (99.8%)               (144)      (364)          (430)     (1,147)

                                        $ (144)    $ (365)        $ (431)    $(1,149)

Net loss per limited
   partnership unit:
  Loss before extraordinary item        $ (.68)    $(2.03)        $(2.27)    $ (6.39)
  Extraordinary loss on
     refinancing                          (.12)        --           (.12)         --

Net loss per limited
  partnership unit                      $ (.80)    $(2.03)        $(2.39)    $ (6.39)

          See Accompanying Notes to Consolidated Financial Statements

c)                       CONSOLIDATED CAPITAL PROPERTIES V

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                    For the Nine Months Ended September 30, 1996
                          (in thousands, except unit data)

                                  Limited               Special
                                Partnership   General   Limited    Limited
                                   Units      Partner   Partners   Partners     Total
Original capital
  contributions                  180,037     $     1    $    --    $45,009     $45,010

Partners' deficit at December
  31, 1995                       179,617     $   (18)   $   (56)   $(1,537)    $(1,611)

Amortization of
  timing difference (Note D)          --          --          1         (1)         --

Net loss for the
  nine months ended
  September 30, 1996                  --          (1)        --       (430)       (431)

Partners' deficit at
  September 30, 1996             179,617     $   (19)   $   (55)   $(1,968)    $(2,042)

          See Accompanying Notes to Consolidated Financial Statements

d)                          CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               1996        1995
Cash flows from operating activities:
  Net loss                                                  $  (431)     $(1,149)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                853          988
    Amortization of lease commissions, discounts,
      and loan costs                                            117          127
    Casualty gain                                                --          (32)
    Extraordinary loss on refinancing                            22           --
    Change in accounts:
      Restricted cash                                             9          (57)
      Accounts receivable                                        (7)         (51)
      Escrows for taxes and insurance                             9           74
      Other assets                                               18            9
      Accounts payable                                         (216)         171
      Tenant security deposit liabilities                       (16)          (9)
      Accrued taxes                                             (26)         (71)
      Other liabilities                                         (41)         169

         Net cash provided by
            operating activities                                291          169

Cash flows from investing activities:
  Property improvements and replacements                       (155)        (403)
  Deposits to restricted escrows                               (213)         (42)
  Receipts from restricted escrows                               --           26
  Proceeds from sale of investments                             100          398
  Net insurance proceeds on casualty item                        --           32

         Net cash (used in) provided by
            investing activities                               (268)          11

Cash flows from financing activities:
  Payments on mortgage notes payable                           (166)         (76)
  Repayment of mortgage note payable                         (2,925)          --
  Proceeds from long-term borrowings                          2,800           --
  Loan costs paid                                              (102)          --
  Prepayment penalty                                            (22)          --

         Net cash used in financing activities                 (415)         (76)

Net (decrease) increase in cash and cash equivalents           (392)         104

Cash and cash equivalents at beginning of period              1,078          240

Cash and cash equivalents at end of period                  $   686      $   344

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   681      $   812

            See Accompanying Notes to Consolidated Financial Statements

e)                         CONSOLIDATED CAPITAL PROPERTIES V

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Properties V ("the Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than 90 days, are considered to be held-to-maturity securities.

NOTE B - TRANSACTIONS WITH RELATED PARTIES

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine month periods ended September 30, 1996 and 1995. In December 1994, affiliates of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower, which was managed by a third party until it was sold in December 1995. Property management fees of approximately $152,000 and $160,000 were paid to affiliates of the General Partner for each of the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $127,000 and $144,000 were paid to the General Partner and its affiliates during each of the nine months ended September 30, 1996 and 1995, respectively.

During the nine months ended September 30, 1996, the Partnership paid an affiliate of the General Partner approximately $12,000 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related primarily to the refinancing of the Sutton Place Apartments (See "Note F").


NOTE B - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totalling approximately $893,000, are less than the reserve requirement of approximately $1,761,000 at September 30, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group ("CCG"), to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners will retain the economic interest in the Partnership which they previously owned as a general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital account.

After the conversion, the various owners of interests in the Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes is being amortized as the components of the timing differences which created the balance reverse.

NOTE E - DEBT RESTRUCTURING

The Partnership restructured the debt on the 51 North High Building and made a principal prepayment (without penalty) of $700,000 in January 1996. In addition to this payment, the lender reduced the note's face amount by an additional $700,000 and the stated interest rate of the note was reduced from 13.5% to 9%. The maturity date of June 1, 2004, was unchanged.

The debt restructuring was accounted for as a modification of terms. The total future cash payments under the restructured loan exceed the carrying value of the loan as of the date of restructure. Consequently, the carrying amount of the loan was reduced only by the $700,000 principal prepayment actually paid with no gain being recognized on the restructuring. Interest on the restructured debt accrues at an imputed rate of 4%, the rate required to equate the present value of the total future cash payments under the new terms to the carrying amount of the loan at the date of restructure.

To facilitate the debt restructuring of the 51 North High Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P. in which the Partnership is the 99.99% limited partner. The Partnership retained substantially all economic benefits from the property.


NOTE F - NOTE REFINANCING

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., in which the Partnership is the 99.99% limited partner. The Partnership retained substantially all economic benefits from the property.

Under the terms of the refinancing agreement which was completed September 6, 1996, the new $2.8 million mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2.2 million. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty which resulted in an extraordinary loss on refinancing. In conjunction with the refinancing, a capital improvement reserve of approximately $164,000 was established and approximately $102,000 in loan costs were incurred. These loan costs will be amortized over the life of the loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:


                                    Average Occupancy
                                    1996         1995

Aspen Ridge Apartments
   Chicago, Illinois                 94%           91%

Sutton Place Apartments
   Corpus Christi, Texas             93%           90%

51 North High Street Building
   Columbus, Ohio                    89%           85%


The occupancy increase at Aspen Ridge Apartments is due to an improved tenant base from stricter qualification procedures which have resulted in more stable occupancy levels. The occupancy increase at Sutton Place Apartments resulted from additional military troops being relocated to Corpus Christi. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space.

The Partnership realized a loss before extraordinary item of $122,000 and $409,000 for the three and nine months ended September 30, 1996, respectively, compared to a loss of $365,000 and $1,149,000 for the three and nine months ended September 30, 1995, respectively. The decreased loss before extraordinary item primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

The sale of Fourth and Race Tower resulted in decreases in rental and other income. Other income also decreased due to lower lease cancellation fees, cleaning and damage fees and fewer late charges at the Sutton Place Apartments due to a stronger tenant base. Additionally, the Partnership received no dividends on its investment in Southmark Preferred Stock during 1996 which further reduced other income. The Partnership received approximately $21,000 in dividends during the nine months ended September 30, 1995. These decreases in other income were partially offset by a property tax refund received during the nine months ended September 30, 1996, resulting from an appeal of the 1994 taxes for the 51 North High Street Building. Property operations, maintenance, depreciation and property taxes also decreased due to the Fourth and Race Tower sale. General and administrative expenses decreased due to reduced expense reimbursements as well as reduced legal costs. Expense reimbursements were higher in 1995 as a result of the costs associated with the Dallas partnership administration staff. Legal costs were higher in 1995 related to the marketing for sale of the Fourth and Race Tower. The decrease in interest expense is due to a debt restructure which lowered the imputed interest rate substantially and a principal payment of $700,000 at 51 North High in January 1996. (See "Note E" in the Notes to Consolidated Financial Statements in "Item 1"). The decrease in tax expense is a result of the reduction in the assessed value of the 51 North High Street Building in 1996 and the sale of the Fourth and Race Tower in December of 1995.

The $22,000 extraordinary loss on refinancing realized during the three months ended September 30, 1996, related to the refinancing of Sutton Place Apartments. Through this refinancing, a new $2,800,000 mortgage note, which bears interest at 9.125% and matures in October 2003, was obtained. As a result of the refinancing, the Partnership realized a $22,000 prepayment penalty resulting in the extraordinary loss.

During the nine months ended September 30, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds received exceeded the total estimated costs of replacing the equipment destroyed resulting in a casualty gain of $32,000 which is included in other income.

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

At September 30, 1996, the Partnership held cash and cash equivalents of $686,000 compared to $344,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to the elimination of the negative cash flows of the Fourth and Race Tower subsequent to the building sale in late 1995, as well as paying $131,000 less in interest for 1996 compared to 1995, partially offset by increased payments of certain repair and maintenance items related to painting and other unit interior and exterior maintenance incurred in December of 1995. Net cash used in investing activities increased primarily due to increased deposits to restricted escrows resulting from the Sutton Place refinancing as well as a reduction in long-term investments maturing in 1996, partially offset by reduced property improvements and replacements. Net cash used in financing activities increased due primarily to the payment on the 51 North High Street Building debt in January 1996, and the refinancing of the Sutton Place Apartments mortgage as noted above.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $10,604,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, reserve requirements, capital expenditure requirements, property sales and the availability of cash reserves. During each of the nine months ended September 30, 1996 and 1995, no distributions were declared or paid.

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    Exhibit 10.21, Promissory Note dated September 6, 1996, between Sutton Place CCPV, L.P., a South Carolina limited partnership and First Union National Bank of North Carolina, a national banking association.

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


                             Date:  November 7, 1996