Form 10KSB
period 1996-12-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1997-03-27
CIK 725614

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $4,152,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties V (the "Partnership" or "Registrant") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On December 15, 1983, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-85850) and commenced a public offering for sale of $100 million of Units, with the general partners' right to increase the offering to $200 million. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13083) in March 1985. The sale of Units closed on December 6, 1984, with 180,037 Units sold at $250 each, or gross proceeds of approximately $45 million to the Partnership.

By the end of fiscal 1985, approximately 61% of the proceeds raised had been invested in eleven properties. Of the remaining 39%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 28% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement.

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1996, the Partnership owns three properties as described in "Item 2 - Description of Property." Previously, the Partnership disposed of seven properties and during 1995 the Fourth Race Tower was sold to an unaffiliated third party (See "Note F" of the Financial Statements in "Item 7"). See "Item 6 - Management's Discussion and Analysis or Plan of Operations," for a discussion of Partnership liquidity and capital resources.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired eleven properties, of which seven were sold, and one has been foreclosed upon by the lender in years prior to 1996. As of December 31, 1996, the Partnership owned two apartment complexes and one office building as described below:

                                     Date of
Property                             Purchase  Type of Ownership           Use
Aspen Ridge Apartments               08/09/84  Fee ownership subject     Apartment -
  West Chicago, Illinois                       to first mortgage         253 units

Sutton Place Apartments              07/06/84  Fee ownership subject     Apartment -
  Corpus Christi, Texas                        to first mortgage         201 units

51 North High Building               12/20/84  Fee ownership subject     Office Bldg.
  Columbus, Ohio                               to first mortgage         85,727 sq.ft.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Gross
                            Carrying    Accumulated                        Federal
Property                      Value     Depreciation     Rate      Method  Tax Basis
Aspen Ridge                  $ 7,924     $     5,091  5-19 years    S/L     $2,880
Sutton Place                   5,867           3,603  5-19 years    S/L      2,908
51 North High                  6,571           4,377  3-19 years    S/L      3,332

    Totals                   $20,362     $    13,071                        $9,120


See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                         Principal                             Principal
                         Balance At                              Balance
                        December 31,    Interest    Maturity     Due At
Property                    1996          Rate        Date      Maturity

Aspen Ridge              $ 5,750        7.33%        11/03       $ 5,750

Sutton Place               2,796        9.125%       10/03        2,581

51 North High              2,748        9.0%         06/04        2,115

                         $11,294


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                           Average Annual                Average
                            Rental Rates                 Occupancy
Property                 1996          1995          1996          1995

Aspen Ridge             $7,852      $ 7,589          93%           91%
Sutton Place             5,801        5,748          93%           90%
51 North High            14.23        14.23          89%           85%

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

The occupancy increase at Sutton Place Apartments resulted from additional military troops being relocated to Corpus Christi. The increase in occupancy at 51 North High is due to existing tenants leasing additional space.
The following is a schedule of lease expirations for the years 1997-2006 (dollar amounts in thousands):

                      Number of                                     % of Gross
                     Expirations     Square Feet     Annual Rent   Annual Rent
51 North High
1997                      5           52,845          $ 790            68.7%
1998                      1            1,104             30             2.6%
1999                      2           13,359            183            15.9%
2000                      1              621              5              .4%
2001                      2            3,608             81             7.0%
2002-2006                 1            1,785             28             2.5%


One month-by-month lease for 2,385 square feet contributes approximately $33,000 to annual rental income and represents 2.9% of gross annual rent for the Partnership.

The following schedule presents information on tenants leasing 10% or more of the leasable square footage for 51 North High:

                       Square Footage     Annual Rent Per      Lease
  Nature of Business      Leased            Square Foot     Expiration
  Bank                    12,750              $13.86         05/31/99
  Government Agency       52,238               14.74            (1)


(1)The tenant leases three suites. Two leases with 49,853 of total square feet have an expiration date of 6/30/97. The third suite with 2,385 square feet has a month-by-month lease.


SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):
                                       1996           1996
                                     Billings         Rate

  Aspen Ridge Apartments (1)         $ 242           8.7%
  Sutton Place Apartments               95           2.9%
  51 North High Building (1)            70           5.4%

(1) Estimate is based on 1995 billing, since 1996 bill has not been received.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)   Title of Class                      Number of Unit Holders of Record

      Limited Partnership Units           5,287 as of December 31, 1996

There were no cash distributions to the Partners during 1995 or 1996. No distributions are expected to be made in 1997 since the Partnership's working capital reserves did not meet the 5% of Net Invested Capital requirement. Cumulative distributions to the Limited Partners since the inception of the partnership totalled approximately $9.8 million at December 31, 1996. See also "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership realized a net loss of approximately $1,152,000 and $2,067,000 for the years ended December 31, 1996, and 1995, respectively. The decreased net loss primarily resulted from the sale of the Fourth and Race Tower office building in December 1995.

The sale of the Fourth and Race Tower resulted in decreased rental and other income, operating, maintenance, depreciation and property tax expenses. Other income also decreased due to lower lease cancellation fees, cleaning and damage fees and fewer late charges at the Sutton Place Apartments due to a stronger tenant base. Additionally, other income was further reduced due to the non-recurring nature of dividends received on the Partnership's investment in Southmark Preferred Stock for the year ended December 31, 1995, and due to decreased interest income resulting from lower cash balances available for investment. These decreases were partially offset by a property tax refund received during the year ended December 31, 1996, for the 51 North High Street Building. General and administrative expenses decreased due to reduced legal costs related to the marketing of the Fourth and Race Tower in 1995 and due to reduced insurance costs. The decrease in maintenance expense resulted primarily from interior building improvements and exterior painting at the 51 North High Building and from exterior building improvements and parking lot repairs at Sutton Place Apartments in 1995. The decrease in interest expense is due primarily to a debt restructure which lowered the imputed interest rate substantially and a principal payment of $700,000 at 51 North High in January (see "Note F in the Notes to Consolidated Financial Statements in Item 7"). The decrease in tax expense is due to the reduction in the assessed value of the 51 North High Street Building in 1996 as well as the sale of the Fourth and Race Tower.

The $275,000 loss on refinancing relates to the refinancing of Sutton Place Apartments during the third quarter of 1996 and the refinancing of Aspen Ridge Apartments during the fourth quarter of 1996. Through the Sutton Place refinancing, a new $2,800,000 mortgage note, which bears interest at 9.125% and matures in October of 2003, was obtained. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty, which resulted in an extraordinary loss on refinancing. The Aspen Ridge refinancing resulted in a $5,750,000 new mortgage note with interest- only payments bearing a 7.33% rate and maturing in November of 2003. The Partnership realized an extraordinary loss on refinancing due to the payment of a prepayment penalty of approximately $126,000 and an extraordinary loss of approximately $127,000 on the write-off of unamortized loan costs.

During the year ended December 31, 1995, the Partnership realized a casualty gain as a result of a fire at the Fourth and Race Tower on June 5, 1995. The total insurance proceeds received of approximately $68,000 exceeded the total estimated costs of replacing the equipment destroyed resulting in a casualty gain of approximately $19,000 which is included in other income.

Included in maintenance expenses for the year ended December 31, 1996, is approximately $326,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements, parking lot repairs and exterior painting.

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

Liquidity and Capital Resources

As of December 31, 1996, the Partnership held unrestricted cash of approximately $290,000 compared to approximately $1,078,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to the decreased cash usages of the Fourth and Race Tower which was sold in December 1995, partially offset by increased payments of certain repair and maintenance items related to interior and exterior improvements made at Sutton Place and 51 North High during the year ended December 31, 1996. Net cash used in investing activities increased due to increased deposits to restricted escrows resulting from the Sutton Place and Aspen Ridge refinancings, a reduction in long-term investments maturing in 1996 and the lack of any property sale proceeds in 1996. These items were partially offset by reduced property improvements and replacements. Net cash provided by financing activities increased due primarily to the refinancing of the Sutton Place Apartments and the Aspen Ridge Apartments mortgages in 1996 as noted above.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents and investments totalling approximately $490,000, are less than the reserve requirement of approximately $1,761,000 at December 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. The mortgage indebtedness of approximately $11,294,000, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. No distributions were declared or paid during 1996 or 1995.

On December 29, 1995, the Partnership sold Fourth and Race Tower located in Cincinnati, Ohio, to an unaffiliated party. The property was sold in order to maximize the Partnership's return of its investment. Total consideration received for Fourth and Race Tower was $1,050,000. After the payment of closing costs and related items, the Partnership received net sales proceeds of $863,000 and the sale resulted in a loss of approximately $500,000. Please refer to "Item 7 - Notes to the Consolidated Financial Statements," "Note E - Sale of Real Estate," for a summary of the sales transaction.


ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES V

LIST OF FINANCIAL STATEMENTS

   Report of Independent Auditors

   Consolidated Balance Sheet - December 31, 1996

   Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

   Consolidated Statements of Changes in Partners Deficit - Years ended December 31, 1996 and 1995

   Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
   1995

   Notes to Consolidated Financial Statements





                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties V


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties V as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties V as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 6, 1997
                      CONSOLIDATED CAPITAL PROPERTIES V

                          CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                              December 31, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                     $   290
     Restricted--tenant security deposits                                  93
  Investments                                                             107
  Accounts receivable                                                      30
  Escrows for taxes and insurance                                         237
  Restricted escrows                                                      904
  Other assets                                                            308
  Investment properties:
     Land                                           $  1,969
     Buildings and personal property                  18,393
                                                      20,362
     Less accumulated depreciation                   (13,071)           7,291

                                                                      $ 9,260
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                   $    81
   Tenant security deposits                                                95
   Accrued taxes                                                          406
   Other liabilities                                                      147
   Mortgage notes payable                                              11,294

Partners' Deficit
  General partner                                   $    (20)
  Special limited partners                               (54)
  Limited partners (179,617 units
     issued and outstanding)                          (2,689)          (2,763)

                                                                      $ 9,260

         See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES V

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)


                                                          Years Ended December 31,
                                                            1996           1995
Revenues:
  Rental income                                           $ 3,985        $ 4,727
  Other income                                                167            281
     Total revenues                                         4,152          5,008

Expenses:
  Operating                                                 1,491          2,173
  General and administrative                                  250            321
  Maintenance                                                 813            841
  Depreciation                                              1,143          1,327
  Interest                                                    959          1,343
  Property taxes                                              373            562
     Total expenses                                         5,029          6,567

Loss on disposition of investment property                     --           (508)
Loss before extraordinary item                               (877)        (2,067)
Extraordinary loss on refinancings                           (275)            --

     Net loss                                             $(1,152)       $(2,067)

Net loss  allocated to general partners (.2%)             $    (2)       $    (4)
Net loss allocated to limited partners (99.8%)             (1,150)        (2,063)
                                                          $(1,152)       $(2,067)

Net loss per limited partnership unit:
Loss before extraordinary item                            $ (4.87)       $(11.49)
Extraordinary item                                          (1.53)            --
Net loss                                                  $ (6.40)       $(11.49)

         See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES V

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

                                 Limited                 Special
                               Partnership   General     Limited     Limited
                                   Units     Partner    Partners     Partners    Total
Original capital contributions  180,037     $      1    $    --      $45,009    $45,010

Partners' capital (deficit) at
  December 31, 1994             179,617     $    (14)   $   (58)     $   528    $   456

Amortization of timing
  differences                        --           --          2           (2)        --

Net loss for the year ended
  December 31, 1995                  --           (4)        --       (2,063)    (2,067)

Partners' deficit at
  December 31, 1995             179,617          (18)       (56)      (1,537)    (1,611)

Amortization of timing
 difference (Note D)                 --           --          2           (2)        --

Net loss for the year ended
 December 31, 1996                   --           (2)        --       (1,150)    (1,152)

Partners' deficit at
  December 31, 1996             179,617     $    (20)   $   (54)     $(2,689)   $(2,763)

           See Accompanying Notes to Consolidated Financial Statements

                          CONSOLIDATED CAPITAL PROPERTIES V

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                         Years Ended December 31,
                                                           1996             1995
Cash flows from operating activities:
  Net loss                                                $(1,152)        $(2,067)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and loan costs                             1,143           1,327
    Amortization of lease commissions, discounts,
      and loan costs                                          136             169
    Interest added to mortgage note payable                     2              36
    Extraordinary loss on refinancing                         275              --
    Loss on sale of investment property                        --             508
    Change in accounts:
      Restricted cash                                          15            (108)
      Accounts receivable                                      (8)            (11)
      Escrows for taxes and insurance                         (42)             71
      Other assets                                             38             (54)
      Accounts payable                                       (148)            304
      Tenant security deposit liabilities                     (22)            (24)
      Accrued taxes                                            76            (156)
      Other liabilities                                      (100)            203

         Net cash provided by
            operating activities                              213             198

Cash flows from investing activities:
  Property improvements and replacements                     (294)           (553)
  Deposits to restricted escrows                             (828)            (61)
  Receipts from restricted escrows                             --              26
  Proceeds from sale of real estate                            --             863
  Proceeds from sale of investments                           100             491

         Net cash (used in) provided by
            investing activities                           (1,022)            766

Cash flows from financing activities:
   Payments on mortgage notes                                (212)           (126)
   Repayment of mortgage note payable                      (7,941)             --
   Proceeds from long-term borrowings                       8,550              --
   Loan costs paid                                           (228)             --
   Prepayment penalty                                        (148)             --

         Net cash provided by (used in)
           financing activities                                21            (126)

Net (decrease) increase in cash and cash equivalents         (788)            838

Cash and cash equivalents at beginning of period            1,078             240

Cash and cash equivalents at end of period                $   290         $ 1,078

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $   889         $ 1,116

          See Accompanying Notes to Consolidated Financial Statements



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties V, a California limited partnership (the "Partnership" or "Registrant"), was formed on June 30, 1983, to acquire and operate commercial and residential properties. As of December 31, 1996, the Partnership owns two residential properties and one commercial property located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, an affiliate of Insignia Financial Group Inc., ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties.
Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina.


Consolidation

The Partnership's financial statements include the accounts of its majority-owned limited partnerships (Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P.). All intercompany transactions have been eliminated.

Investment Properties

Prior to 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated on the straight-line method over the estimated useful lives of the assets, ranging from 3 to 19 years. Tenant improvements are depreciated over the term of the respective lease.

Cash and cash equivalents

Unrestricted - Unrestricted cash includes cash on hand and in banks, demand deposits and money market funds with original maturities of ninety days or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

Aspen Ridge maintains a repair and maintenance escrow, included in restricted escrows, of approximately $143,000 at December 31, 1996, and $77,000 at December 31, 1995. Aspen Ridge and Sutton Place hold capital improvement reserves of approximately $588,000 and $173,000, respectively, at December 31, 1996, which were established in the 1996 refinancing (see "Note F - Mortgage Notes Payable"). These escrows are included in restricted escrows.


Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

The Partnership has adopted "Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair value approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):


   Description                            Cost              Maturity
   U.S. Treasury Notes                   $  99              February 1998
   Equity Securities                         8                 N/A

                                         $ 107


Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis based on estimated borrowing rates currently available to the Partnership.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration. Commercial office property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.


Deferred Loan Fees

Deferred loan fees are amortized using the straight-line method over the terms of the related mortgage notes. Unamortized deferred fees are included in other assets.

Lease Commissions

Lease commissions are capitalized and amortized using the straight-line method over the term of the applicable lease. Unamortized lease commissions are included in other assets.

Allocation of Net Income and Net Loss

The Partnership Agreement provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Advertising Costs

Advertising costs of approximately $63,000 in 1996 and $88,000 in 1995 are charged to expenses as incurred and are included in operating expenses.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995. In December 1994, affiliates of the General Partner assumed day-to-day property management responsibilities for all of the Partnership's properties with the exception of the Fourth and Race Tower, which was managed by a third party until it was sold in December 1995. Property management fees of approximately $204,000 and $246,000 were paid to affiliates of the General Partner for each of the years ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $167,000 and $173,000 were paid to the General Partner and its affiliates during each of the years ended December 31, 1996 and 1995, respectively. These reimbursements are primarily included in general and administrative expenses.

During the year ended December 31, 1996, the Partnership paid affiliates of the General Partner approximately $36,000 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Sutton Place Apartments and of the Aspen Ridge Apartments.

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


NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents and investments totalling approximately $490,000, are less than the reserve requirement of approximately $1,761,000 at December 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, CCG, to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the

Special Limited Partners will retain the economic interest in the Partnership which it previously owned as general partner. CEI became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital account.

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

NOTE E - SALE OF REAL ESTATE

In December 1995, the Partnership sold Fourth and Race Tower, an office building in Cincinnati, Ohio, for net sales proceeds of approximately $863,000 after payment of closing costs. The Partnership realized a loss of approximately $501,000 on the sale during the fourth quarter of 1995.

The sales transaction is summarized as follows (amounts in thousands):

       Cash proceeds received                 $     863
       Net real estate (1)                       (1,439)
       Net other liabilities                         75
        Loss on sale of real estate           $    (501)

      (1)Real estate at cost, net of accumulated depreciation of approximately $4.7 million.

The following unaudited pro-forma information reflects the operations of the Partnership for the years ended December 31, 1995, as if Fourth and Race had been sold January 1, 1995 (dollar amounts in thousands).

                                            1995

      Revenues                            $ 4,036
      Loss from continuing operations      (1,167)
      Net Loss                             (1,181)
      Loss per Limited Partnership Unit     (6.57)


NOTE F - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                     Principal      Monthly                         Principal
                     Balance At     Payment      Stated              Balance
                    December 31,   Including    Interest   Maturity   Due At
Property                1996        Interest       Rate     Date     Maturity

Aspen Ridge          $ 5,750         $  35         7.33%    11/03     $ 5,750

Sutton Place           2,796            23        9.125%    10/03       2,581

51 North High          2,748            19          9.0%    06/04       2,115

                     $11,294         $  77

Scheduled maturities of principal are as follows (dollars in thousands):

         Years Ending December 31,
            1997                                     $   149
            1998                                         157
            1999                                         165
            2000                                         173
            2001                                         182
       Thereafter                                     10,468
                                                     $11,294


The estimated fair values of the Partnership's aggregate debt approximates the carrying value of approximately $11,294,000. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

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

To facilitate the debt restructuring of the 51 North High Street Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P. in which the Partnership is the 99.99% limited partner. The Partnership retained substantially all economic benefits from the property.

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., in which the Partnership is the 99.99% limited partner. The Partnership retained substantially all economic benefits from the property.

Under the terms of the refinancing agreement which was completed in September 1996, the new $2.8 million mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2.2 million. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty which resulted in an extraordinary loss on refinancing. In conjunction with the refinancing, a capital improvement reserve of approximately $164,000 was established and approximately $102,000 in loan costs were incurred. These loan costs are included in other assets and will be amortized over the term of the loan.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33% with a balloon payment due November 1, 2003. An extraordinary loss on refinancing of approximately $253,000 was realized in 1996 due to the payment of approximately $126,000 in prepayment penalties and a loss of approximately $127,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $588,000 was established and approximately $126,000 in loan costs were incurred. These loan costs are included in other assets and will be amortized over the term of the loan.


NOTE G - OPERATING LEASES

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1996, are as follows (in thousands):


         Years Ending December 31,
            1997                                      $  715
            1998                                         300
            1999                                         195
            2000                                         116
            2001                                          83
          Thereafter                                      78
                                                      $1,487



NOTE H - MAJOR TENANTS

Rents from tenants exceeding 10% of rental income in 1996 or 1995 were as follows (dollar amounts in thousands):

                                        1996                      1995
                                 Amount       Percent      Amount       Percent

Department of Youth Services     $ 737          18%        $ 651          13%


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                         Initial Cost
                                        To Partnership

                                                Buildings       Cost
                                               and Related    Capitalized
                                                 Personal    Subsequent to
Description           Encumbrances    Land      Property     Acquisition

Aspen Ridge           $ 5,750       $  593       $ 6,383        $  948
Sutton Place            2,796          905         4,091           871
51 North High           2,748          561         5,157           853

  Totals              $11,294       $2,059       $15,631        $2,672


                          Gross Amount At Which Carried
                               At December 31, 1996

                          Buildings
                             And
                           Related
                          Personal              Accumulated     Date       Depreciable
Description         Land  Property      Total   Depreciation   Acquired     Life-Years
Aspen Ridge     $  593    $ 7,331      $ 7,924   $ 5,091        08/09/84        5-19
Sutton Place       850      5,017        5,867     3,603        07/06/84        5-19
51 North High      526      6,045        6,571     4,377        12/20/84        3-19

       Totals   $1,969    $18,393      $20,362   $13,071


NOTE I - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

<capiton>
                                                           Years Ended December 31,
                                                             1996            1995
Investment Properties
Balance at beginning of year                               $20,068         $27,835
  Property improvements                                        294             553
  Dispositions through sale                                     --          (6,160)
  Dispositions through write-off                                --             (20)
  Allocation of allowance for possible losses                   --          (2,140)

Balance at End of Year                                     $20,362         $20,068

Accumulated Depreciation
Balance at beginning of year                               $11,928         $15,336
  Additions charged to expense                               1,143           1,327
  Accumulated depreciation on real estate sold                  --          (4,722)
  Accumulated depreciation on write-off                         --             (13)
Balance at end of year                                     $13,071         $11,928

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is approximately $22,422,000 and $22,126,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is approximately $13,303,000 and $12,426,000, respectively.


NOTE J - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, and (2) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                      For the Years Ended December 31,

                                           1996            1995
Net loss as reported                     $(1,152)        $(2,067)
Add (deduct):
  Loss on sale of real estate                 --          (3,614)
   Depreciation differences                  267              77
   Unearned income                           (33)             19
   Other                                      75              97
   Accruals and prepaids                      18             (15)

Federal taxable loss                     $  (825)        $(5,503)

Federal taxable loss
per limited partnership unit             $ (4.41)        $(29.41)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficiency as reported                  $(2,763)
Land and buildings                            2,060
Accumulated depreciation                       (231)
Syndication and distribution costs            4,935
Other                                          (405)
   Net assets - Federal tax basis           $ 3,596

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The Managing General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1995, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age         Position

William H. Jarrard, Jr.             50          President, Director

Ronald Uretta                       41          Vice President/Treasurer

Martha L. Long                      37          Controller

John K. Lines, Esq.                 37          Vice President/Secretary

Kelley M. Buechler                  39          Assistant Secretary


William H. Jarrard, Jr. has been Vice President of CEI since December 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management for Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines, Esq. has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1996.


ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements, Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of March 1997, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

        As of March 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                       Number of      Percent

        Name and Address                CEI Shares   Of Total

        GII Realty, Inc.                 100,000       100%
        One Insignia Financial Plaza
        Greenville, SC  29602

        GII Realty, Inc. is owned by an affiliate of Insignia (See "Item 1").


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements", "Note B - Related Party Transactions", for the amounts and items of permissible compensation and fees and expense reimbursements paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership has paid property management fees to affiliates of the General Partner based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996 and 1995, respectively.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Conversion of Non-Corporate General Partner Special Allocation

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the general partner interest held by the non-corporate general partner, CCG, to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and record; however, the Special Limited Partners will retain the economic interest in the Partnership which it previously owned as general partner. CEI became the sole general partner of the Partnership effective as of December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital account.

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

            See Exhibit Index contained herein for listing of exhibits.

       (b)  Reports on Form 8-K filed during the fourth quarter of 1996:

            None.


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


                                CONSOLIDATED CAPITAL PROPERTIES V

                                By:  CONCAP EQUITIES, INC.
                                     General Partner

                                By:  /s/ William H. Jarrard, Jr.
                                     William H. Jarrard, Jr.
                                     President

                               By:   /s/ Ronald Uretta
                                     Ronald Uretta
                                     Vice President/Treasurer

                                Date: March 27, 1997

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ William H. Jarrard, Jr.          President
William H. Jarrard, Jr.




/s/ Ronald Uretta                Vice President/Treasurer
Ronald Uretta

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

      10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts)(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

      10.21 Exercise of the remaining portion of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995).

      10.22 Promissory Note dated September 6, 1996, between Sutton Place CCPV, L.P., a South Carolina limited partnership and First Union National Bank of North Carolina, a national banking association.

      10.23 Multifamily Note dated November 1, 1996 between Aspen Ridge Associates, ltd., a Texas Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc.

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