Form 10QSB
period 1997-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1997-05-09
CIK 725614

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                     $  562
     Restricted - tenant security deposits                                87
  Investments                                                            107
  Accounts receivable                                                     45
  Escrows for taxes and insurance                                         55
  Restricted escrows                                                     783
  Other assets                                                           301
  Investment properties:
     Land                                            $  1,969
     Buildings and related personal property           18,508
                                                       20,477
     Less accumulated depreciation                    (13,339)         7,138

                                                                     $ 9,078

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                   $    79
  Tenant security deposits                                                87
  Accrued taxes                                                          384
  Other liabilities                                                      127
  Mortgage notes payable                                              11,247

Partners' Deficit
  General partner                                    $    (20)
  Special limited partners                                (53)
  Limited partners (179,617 units
     issued and outstanding)                           (2,773)        (2,846)

                                                                     $ 9,078

          See Accompanying Notes to Consolidated Financial Statements


b)                         CONSOLIDATED CAPITAL PROPERTIES V

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                            (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                           1997          1996
Revenues:
  Rental income                                          $1,084        $  978
  Other income                                               65            31
     Total revenues                                       1,149         1,009

Expenses:
  Operating                                                 402           367
  General and administrative                                 41            56
  Maintenance                                               205            99
  Depreciation                                              268           282
  Interest                                                  206           249
  Property taxes                                            110           114
     Total expenses                                       1,232         1,167

Net loss                                                 $  (83)       $ (158)

Net loss allocated to general partner (.2%)              $   --        $   --
Net loss allocated to limited partners (99.8%)              (83)         (158)
                                                         $  (83)       $ (158)

Net loss per limited partnership unit:                   $ (.46)       $ (.88)

          See Accompanying Notes to Consolidated Financial Statements


c)                       CONSOLIDATED CAPITAL PROPERTIES V

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                     For the Three Months Ended March 31, 1997
                          (in thousands, except unit data)



                              Limited             Special
                            Partnership  General  Limited   Limited
                                Units    Partner  Partners  Partners  Total
Original capital
  contributions               180,037    $     1   $   --   $45,009  $45,010
Partners' deficit at
  December 31, 1996           179,617    $   (20)  $  (54)  $(2,689) $(2,763)
Amortization of
  timing difference (Note D)       --         --        1        (1)      --
Net loss for the
  three months ended
  March 31, 1997                   --         --       --       (83)     (83)
Partners' deficit at
  March 31, 1997              179,617    $   (20)  $  (53)  $(2,773) $(2,846)


          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                    (in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
Cash flows from operating activities:
  Net loss                                           $  (83)      $ (158)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                        268          282
    Amortization of lease commissions, discounts,
      and loan costs                                     17           42
    Interest added to mortgage notes payable             --            3
    Change in accounts:
      Restricted cash                                     6            1
      Accounts receivable                               (15)          --
      Escrows for taxes and insurance                   181          (59)
      Other assets                                        1           51
      Accounts payable                                   (3)        (111)
      Tenant security deposit liabilities                (8)          (8)
      Accrued taxes                                     (21)          67
      Other liabilities                                 (20)         (76)

            Net cash provided by
            operating activities                        323           34

Cash flows from investing activities:
  Property improvements and replacements               (115)         (44)
  Deposits to restricted escrows                        (39)         (16)
  Receipts from restricted escrows                      160           --

         Net cash provided by (used in)
           investing activities                           6          (60)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (47)         (52)
  Repayment of mortgage note payable                     --         (700)
  Loan costs paid                                       (10)          --

         Net cash used in financing activities          (57)        (752)

Net increase (decrease) in cash and cash                272         (778)
equivalents

Cash and cash equivalents at beginning of period        290        1,078

Cash and cash equivalents at end of period           $  562       $  300

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  206       $  244

          See Accompanying Notes to Consolidated Financial Statements



e)                    CONSOLIDATED CAPITAL PROPERTIES V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Properties V ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.

NOTE B - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1997 and 1996. Property management fees of approximately $53,000 and $50,000 were paid to affiliates of the General Partner for each of the three months ended March 31, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $35,000 and $34,000 were paid to the General Partner and its affiliates during each of the three months ended March 31, 1997 and 1996, respectively. These reimbursements are included in general and administrative expenses. Also during the three months ended March 31, 1997 and 1996, approximately $14,000 and $2,000, respectively, of leasing commissions were paid to an affiliate of Insignia. Leasing commissions are capitalized and included in other assets. Approximately $2,000 during the three months ended March 31, 1997, was paid to affiliates for construction oversight costs incurred in conjunction with improvements made at Aspen Ridge and Sutton Place. These amounts are included in maintenance expense.

During the three months ended March 31, 1997, the Partnership paid an affiliate of the General Partner approximately $6,000 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments during the fourth quarter of 1996.

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $756,000, are less than the reserve requirement of approximately $1,761,000 at March 31, 1997. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group ("CCG"), to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners will retain the economic interest in the Partnership which it previously owned as general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital accounts.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                      Occupancy for the Three Months Ended
                                                   March 31,
                                              1997            1996
Aspen Ridge Apartments
   Chicago, Illinois                           94%             89%
Sutton Place Apartments
   Corpus Christi, Texas                       95%             90%
51 North High Street Building
   Columbus, Ohio                              94%             88%

The increase in occupancy at the Aspen Ridge Apartments is primarily due to rental concessions offered during 1996 which increased occupancy throughout 1996 and the first quarter of 1997. The increase in occupancy at the Sutton Place Apartments resulted from additional military troops being relocated to Corpus Christi as well as improved curb appeal of the property resulting from the exterior building improvements made at the property from funds received from the debt refinancing in September 1996. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space and the addition of a new tenant.

The Partnership realized a net loss of approximately $83,000 during the three months ended March 31, 1997, compared to a net loss of approximately $158,000 during the three months ended March 31, 1996. The decreased loss primarily resulted from increased rental and other income and decreased interest expense partially offset by increased maintenance expenses.

The increase in rental income is due to rental rate increases at the Partnership's properties and due to higher occupancy levels at all of the Partnership's properties as discussed above. The increase in other income resulted from interest earned on the capital improvement and replacement reserve escrows established in the 1996 Sutton Place and Aspen Ridge refinancings, increased lease cancellation fees at Sutton Place and increased reimbursements for tenant improvements at the 51 North High Street Building. General and administrative costs decreased as a result of decreased audit and tax return fees and a decrease in legal costs. The increase in maintenance expense is primarily due to the project at Sutton Place for exterior building improvements and parking lot repairs. The decrease in interest expense is due to a debt restructure which lowered the imputed interest rate substantially and a principal payment of $700,000 at 51 North High in January of 1996. Also, the mortgage notes secured by Sutton Place and Aspen Ridge were refinanced during the third and fourth quarters of 1996, respectively, at lower interest rates.

Included in maintenance expense is approximately $82,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place Apartments for the three months ended March 31, 1997. For the three month ended March 31, 1996, approximately $4,000 of major repairs and maintenance comprised primarily of swimming pool repairs are included in maintenance expense.

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

At March 31, 1997, the Partnership held cash and cash equivalents of approximately $562,000 compared to approximately $300,000 at March 31, 1996.
Net cash provided by operating activities increased due to the timing of tax payments from escrows and due to the increased rental income discussed above. Net cash provided by investing activities increased as a result of receipts from the capital improvement escrow for Sutton Place for exterior capital improvements to the property. A related increase in property improvements and replacements partially offset the impact of the escrow receipts. Net cash used in financing activities decreased as a result of the non-recurring nature of the $700,000 debt reduction at 51 North High during January 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,247,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1997, and March 31, 1996, no distributions were declared or paid.


                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None.
                                  SIGNATURES



  In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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

                             Date:  May 9, 1997