Form 10QSB
period 1997-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1997-08-04
CIK 725614

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


                 For the quarterly period ended June 30, 1997


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

                                June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                                  $    718
     Restricted - tenant security deposits                               77
  Investments                                                           104
  Accounts receivable                                                    43
  Escrows for taxes                                                     131
  Restricted escrows                                                    675
  Other assets                                                          341
  Investment properties:
     Land                                            $  1,969
     Buildings and related personal property           18,645
                                                       20,614
     Less accumulated depreciation                    (13,610)        7,004
                                                                   $  9,093


Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $    180
  Tenant security deposits                                               76
  Accrued taxes                                                         359
  Other liabilities                                                     131
  Mortgage notes payable                                             11,210

Partners' Deficit
  General partner                                    $    (20)
  Special limited partners                                (53)
  Limited partners (179,617 units                      (2,790)
     issued and outstanding)                                         (2,863)
                                                                   $  9,093
          See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                           1997        1996        1997        1996
Revenues:
  Rental income                         $1,038       $1,006     $2,122       $1,984
  Other income                              46           66        111           97
     Total revenues                      1,084        1,072      2,233        2,081

Expenses:
  Operating                                364          389        766          756
  General and administrative                45           80         86          136
  Maintenance                              127          141        332          240
  Depreciation                             270          285        538          567
  Interest                                 204          244        410          493
  Property taxes                            91           62        201          176
     Total expenses                      1,101        1,201      2,333        2,368
       Net loss                         $  (17)      $ (129)    $ (100)      $ (287)

Net loss allocated to
  general partner (.2%)                 $   --       $   --     $   --       $   (1)

Net loss allocated to
  limited partners (99.8%)                 (17)        (129)      (100)        (286)
       Net loss                         $  (17)      $ (129)    $ (100)      $ (287)

Net loss per limited
  partnership unit:                     $ (.09)      $ (.72)    $ (.56)      $(1.59)

          See Accompanying Notes to Consolidated Financial Statements

c)                    CONSOLIDATED CAPITAL PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                                 Limited                 Special
                               Partnership   General     Limited    Limited
                                  Units      Partner    Partners    Partners     Total
Original capital
 contributions                  180,037     $     1     $    --    $45,009    $45,010

Partners deficit at
 December 31, 1996              179,617     $   (20)    $   (54)   $(2,689)   $(2,763)

Amortization of timing
 difference (Note D)                 --          --           1         (1)        --

Net loss for the six months
 ended June 30, 1997                 --          --          --       (100)      (100)

Partners' deficit at
 June 30, 1997                  179,617    $    (20)    $   (53)   $(2,790)   $(2,863)

           See Accompanying Notes to Consolidated Financial Statements

d)                      CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997          1996
Cash flows from operating activities:
Net loss                                                       $ (100)       $ (287)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                                  538           567
    Amortization of lease commission, discounts and
      loan costs                                                   33            84
    Change in accounts:
      Restricted cash                                              16             3
      Accounts receivable                                         (13)          (12)
      Escrows for taxes                                           106           (10)
      Other assets                                                (57)           12
      Tenant security deposit liabilities                         (19)          (10)
      Accounts payable                                             99          (140)
      Accrued taxes                                               (47)           (6)
      Other liabilities                                           (16)          (48)

         Net cash provided by operating activities                540           153

Cash flows from investing activities:
  Property improvements and replacements                         (252)         (104)
  Deposits to restricted escrows                                  (68)          (33)
  Receipts from restricted escrows                                297            --
  Dividend received on investments                                  4            --

         Net cash used in investing activities                    (19)         (137)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (84)         (111)
  Repayment of mortgage note payable                               --          (700)
  Loan costs paid                                                  (9)           --

         Net cash used in financing activities                    (93)         (811)

Net increase (decrease) in unrestricted cash
 and cash equivalents                                             428          (795)
Unrestricted cash and cash equivalents at
 beginning of period                                              290         1,078

Unrestricted cash and cash equivalents at end of period        $  718        $  283

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  402        $  455

         See Accompanying Notes to Consolidated Financial Statements

e)                     CONSOLIDATED CAPITAL PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Properties V (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner" or "CEI"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership Agreement.

The Partnership pays property management fees based upon collected gross rental revenues for property management services. Property management fees of approximately $108,000 and $100,000 were paid to affiliates of the General Partner for each of the six months ended June 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $56,000 and $75,000 were paid to the General Partner and its affiliates during each of the six months ended June 30, 1997 and 1996, respectively. These reimbursements are included in general and administrative expenses.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $899,000, are less than the reserve requirement of approximately $1,761,000 at June 30, 1997. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group ("CCG"), to that of a special limited partner ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners will retain the economic interest in the Partnership which they previously owned as general partner. CEI became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital accounts.

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

NOTE E - DEBT RESTRUCTURING

The Partnership restructured the mortgage debt secured by the 51 North High Street Building and made a principal prepayment (without penalty) of $700,000 in January 1996. In addition to this payment, the lender reduced the note's face amount by an additional $700,000 and the stated interest rate of the note was reduced from 13.5% to 9%. The maturity date of June 1, 2004, was unchanged.

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


NOTE F - REFINANCING OF MORTGAGE NOTES PAYABLE

In September 1996, the mortgage note encumbering Sutton Place Apartments was refinanced. Under the terms of the refinancing agreement, the new $2,800,000 mortgage note, which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000, which carried a stated interest rate of 10.25%.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33%, with a balloon payment due November 1, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                              1997              1996
Aspen Ridge Apartments
   Chicago, Illinois                          95%                93%
Sutton Place Apartments
   Corpus Christi, Texas                      95%                92%
51 North High Street Building
   Columbus, Ohio                             94%                88%

The increase in occupancy at Aspen Ridge Apartments is primarily due to rental concessions offered during 1996, which increased occupancy throughout 1996 and the first six months of 1997. The increase in occupancy at Sutton Place Apartments resulted from additional military troops being re-located to Corpus Christi, as well as improved curb appeal of the property. The improved appeal resulted from the exterior building improvements completed at the property. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space and the addition of a new tenant.

The Partnership realized a net loss of approximately $17,000 and $100,000 for the three and six months ended June 30, 1997, respectively, compared to a net loss of approximately $129,000 and $287,000 for the three and six months ended June 30, 1996, respectively. The decrease in net loss resulted primarily from increased rental income and decreased general and administrative and interest expense. These decreased expenses were partially offset by increased maintenance expense.

The increase in rental income is due to rental rate increases at the Partnership's investment properties and due to higher occupancy levels at all of the Partnership's investment properties, as discussed above. General and administrative costs decreased due to decreased audit and tax return fees.
There were additional fees in 1996 in connection with the sale of Fourth and Race Tower in December 1995. General and administrative fees were further reduced by a decrease in legal costs resulting from additional legal fees in 1996 relating to the loan modification of the 51 North High Street Building (See "Note E"). The decrease in interest expense is due to a principal payment of $700,000 on the debt secured by the 51 North High Street Building in January 1996. Additionally, the imputed interest rate on the debt was reduced to 4%. Also, the mortgage notes secured by Sutton Place Apartments and Aspen Ridge Apartments were refinanced during the third and fourth quarters of 1996, respectively, at lower interest rates (See "Note E" and "Note F"). The increase in maintenance expense is primarily due to the exterior building improvements and parking lot repairs project at Sutton Place Apartments.

Included in maintenance expense for the six months ended June 30, 1997, is approximately $88,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place Apartments. For the six months ended June 30, 1996, approximately $16,000 of major repairs and maintenance comprised primarily of exterior painting and building improvements, major landscaping and swimming pool repairs are included in maintenance expense.

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

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $718,000 compared to approximately $283,000 at June 30, 1996. Net cash provided by operating activities increased due to (1) the timing of withdrawals from tax escrows, (2) the timing of payment of operating expenses out of accounts payable, and (3) due to the decreased net loss, as discussed above. Net cash used in investing activities decreased as a result of receipts from the capital improvement escrow for Sutton Place Apartments for exterior capital improvements to the property. A related increase in property improvements and replacements partially offset the impact of the escrow receipts. Net cash used in financing activities decreased as a result of the non-recurring nature of the $700,000 debt reduction on the debt secured by 51 North High Street Building during January 1996 (see "Note E"). Additionally, as a result of the refinancing of Aspen Ridge Apartments and Sutton Place Apartments in 1996, the payments on the mortgage notes decreased due to the reduction of the monthly payments. The Partnership incurred an additional $9,000 of loan costs related to the refinance of the mortgage debt secured by Aspen Ridge Apartments in November 1996 (see "Note F").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,210,000, net of discount, matures from October 2003 until June 2004 with balloon payments of $10,446,000 due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the six months ended June 30, 1997, and June 30, 1996, no distributions were declared or paid.

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None filed during the quarter ended June 30, 1996.


                                  SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL PROPERTIES V

                             By:    CONCAP EQUITIES, INC.
                                    General Partner


                             By:    /s/Bill Jarrard
                                    Bill Jarrard
                                    President


                             By:   /s/Ron Uretta
                                    Ron Uretta
                                    Vice President/Treasurer

                             Date: August 4, 1997