Form 10QSB
period 1997-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1997-11-10
CIK 725614

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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

                                 (864) 239-1000
                           Issuer's telephone number



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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $    588
     Restricted - tenant security deposits                               65
  Investments                                                           104
  Accounts receivable                                                    58
  Escrows for taxes                                                     134
  Restricted escrows                                                    716
  Other assets                                                          323
  Investment properties:
     Land                                            $  1,969
     Buildings and related personal property           18,797
                                                       20,766
     Less accumulated depreciation                    (13,780)        6,986
                                                                   $  8,974


Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $    236
  Tenant security deposits                                               65
  Accrued taxes                                                         312
  Other liabilities                                                     124
  Mortgage notes payable                                             11,183
Partners' Deficit
  General partner                                    $    (20)
  Special limited partners                                (53)
  Limited partners (180,037 units
     issued and 179,617 outstanding)                   (2,873)       (2,946)
                                                                   $  8,974

          See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                           1997      1996     1997      1996
Revenues:
  Rental income                          $ 1,048  $ 1,008   $ 3,170   $ 2,992
  Other income                                45       27       156       124
     Total revenues                        1,093    1,035     3,326     3,116
Expenses:
  Operating                                  377      343     1,143     1,099
  General and administrative                  39       60       125       196
  Maintenance                                134      139       466       379
  Depreciation                               278      286       816       853
  Interest                                   204      233       614       726
  Property taxes                             104       96       305       272
     Total expenses                        1,136    1,157     3,469     3,525

Loss before loss on disposal of property
  and extraordinary item                     (43)    (122)     (143)     (409)

  Loss on disposal of property               (40)      --       (40)       --

Loss before extraordinary item               (83)    (122)     (183)     (409)

  Extraordinary loss on refinancing           --      (22)       --       (22)
     Net loss                            $   (83)  $ (144)   $ (183)   $ (431)

Net loss allocated to
  general partner (.2%)                  $    --   $   --    $   --    $   (1)
Net loss allocated to
  limited partners (99.8%)                   (83)    (144)     (183)     (430)
     Net loss                            $   (83)  $ (144)   $ (183)   $ (431)

Per limited partnership unit:
  Loss before extraordinary item         $  (.46)  $ (.68)   $(1.02)   $(2.27)
  Extraordinary item                          --     (.12)       --      (.12)

     Net loss                            $  (.46)  $ (.80)   $(1.02)   $(2.39)

          See Accompanying Notes to Consolidated Financial Statements


c)                    CONSOLIDATED CAPITAL PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)



                              Limited              Special
                            Partnership  General   Limited   Limited
                               Units     Partner  Partners  Partners   Total

Original capital
 contributions                180,037    $     1   $    --  $45,009   $45,010

Partners deficit at
 December 31, 1996            179,617    $   (20)  $   (54) $(2,689)  $(2,763)

Amortization of timing
 difference (Note D)               --         --         1       (1)       --

Net loss for the nine months
 ended September 30, 1997          --         --        --     (183)     (183)

Partners' deficit at
 September 30, 1997           179,617   $    (20)  $   (53) $(2,873)  $(2,946)

          See Accompanying Notes to Consolidated Financial Statements


d)                      CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1997        1996
Cash flows from operating activities:
Net loss                                                  $ (183)      $ (431)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                             816          853
    Amortization of lease commission, discounts,
      loan costs and debt forgiveness                        (15)          69
    Loss on disposal of property                              40           --
    Extraordinary loss on refinancing                         --           22
    Change in accounts:
      Restricted cash                                         28            9
      Accounts receivable                                    (28)          (7)
      Escrows for taxes                                      103            9
      Other assets                                           (59)          18
      Tenant security deposit liabilities                    (30)         (16)
      Accounts payable                                       155         (216)
      Accrued taxes                                          (94)         (26)
      Other liabilities                                      (23)         (39)

         Net cash provided by operating activities           710          245

Cash flows from investing activities:
  Property improvements and replacements                    (551)        (155)
  Deposits to restricted escrows                            (109)        (213)
  Receipts from restricted escrows                           297           --
  Proceeds from sale of investments                           --          100
  Dividend received on investments                             4           --

         Net cash used in investing activities              (359)        (268)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (44)        (120)
  Repayment of mortgage note payable                          --       (2,925)
  Proceeds from long-term borrowing                           --        2,800
  Loan costs paid                                             (9)        (102)
  Prepayment penalty                                          --          (22)

         Net cash used in financing activities               (53)        (369)

Net increase (decrease) in unrestricted cash
 and cash equivalents                                        298         (392)
Unrestricted cash and cash equivalents at
 beginning of period                                         290        1,078

Unrestricted cash and cash equivalents at end of period  $   588      $   686

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   658      $   729

         See Accompanying Notes to Consolidated Financial Statements


e)                    CONSOLIDATED CAPITAL PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Properties V (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner" or "CEI"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

NOTE B - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership Agreement.

The Partnership pays property management fees based upon collected gross rental revenues for property management services. Property management fees of approximately $153,000 and $152,000 were paid to affiliates of the General Partner for each of the nine months ended September 30, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $166,000 and $116,000 were paid to the General Partner and its affiliates during each of the nine months ended September 30, 1997 and 1996, respectively. Included in these numbers are approximately $14,000 and $2,000 of construction oversight costs for the nine months ended September 30, 1997 and 1996, respectively. Also included in reimbursements for services of affiliates for the nine months ended September 30, 1997, is approximately $72,000 for lease commissions.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $757,000, are less than the reserve requirement of approximately $1,761,000 at September 30, 1997. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

NOTE F - REFINANCING OF MORTGAGE NOTES PAYABLE

In September 1996, the mortgage note encumbering Sutton Place Apartments was refinanced. Under the terms of the refinancing agreement, the new $2,800,000 mortgage note, which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000, which carried a stated interest rate of 10.25%. As a result of the refinancing, the Partnership realized a $22,000 prepayment penalty resulting in an extraordinary loss on refinancing.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                           1997             1996
Aspen Ridge Apartments
   Chicago, Illinois                        95%              94%
Sutton Place Apartments
   Corpus Christi, Texas                    95%              93%
51 North High Street Building
   Columbus, Ohio                           94%              89%

The increase in occupancy at Aspen Ridge Apartments is primarily due to rental concessions offered during 1996, which increased occupancy throughout 1996 and the first nine months of 1997. The increase in occupancy at Sutton Place Apartments resulted from additional military troops being re-located to Corpus Christi, as well as improved curb appeal of the property. The improved appeal resulted from the exterior building improvements completed at the property. The increase in occupancy at the 51 North High Street Building is due to existing tenants leasing additional space and the addition of a new tenant.

The Partnership realized a net loss of approximately $83,000 and $183,000 for the three and nine months ended September 30, 1997, respectively, compared to a net loss of approximately $144,000 and $431,000 for the three and nine months ended September 30, 1996, respectively. The decrease in the net loss resulted primarily from increased rental income and other income and decreased general and administrative, depreciation and interest expenses. These decreased expenses were partially offset by increased maintenance and operating expenses.

Rental income increased due to rental rate increases at the Partnership's investment properties and due to higher occupancy levels at all of the Partnership's investment properties, as discussed above. Other income increased due to increases in interest income. Interest income increased primarily as a result of interest earned on the capital improvement escrows for the Aspen Ridge Apartments. General and administrative costs decreased due to decreased audit and tax return fees due to additional fees in 1996 in connection with the sale of Fourth and Race Tower in December 1995. General and administrative fees were further reduced by a decrease in legal costs resulting from additional legal fees in 1996 relating to the loan modification of the 51 North High Street Building (See "Note E"). The decrease in interest expense is due to a principal payment of $700,000 on the debt secured by the 51 North High Street Building in January 1996. Additionally, the interest rate on the debt was reduced. Also, the mortgage notes secured by Sutton Place Apartments and Aspen Ridge Apartments were refinanced during the third and fourth quarters of 1996, respectively, at lower interest rates (See "Note F"). The decrease in depreciation expense is primarily due to assets totaling approximately $5,000,000 becoming fully depreciated in 1996. The increase in maintenance expense is primarily due to the exterior building improvements and parking lot repairs project at Sutton Place Apartments and flooring repairs to replace damaged tile floors at the Aspen Ridge Apartments. The increase in operating expenses is primarily due to an increase in referral fees and concessions at Sutton Place Apartments in order to attract the additional military personnel that relocated there.

The decreased net loss for the three and nine months ended September 30, 1997, is partially offset by a loss of approximately $40,000 on the disposition of property due to roof replacements at the Aspen Ridge Apartments in September 1997. An extraordinary loss of approximately $22,000 on refinancing of the mortgage note encumbering Sutton Place Apartments (See "Note F") in the third quarter of 1996 partially offset this loss on disposition of property. This extraordinary loss is due to pre-payment penalties.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $96,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place Apartments. For the nine months ended September 30, 1996, approximately $19,000 of major repairs and maintenance comprised primarily of exterior building improvements and major landscaping, are included in maintenance expense.

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

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $588,000 compared to approximately $686,000 at September 30, 1996. Net cash provided by operating activities increased due to
(1) the timing of withdrawals from tax escrows, (2) the timing of payment of operating expenses out of accounts payable, and (3) the decreased net loss, as discussed above. Net cash used in investing activities increased primarily due to an increase in property additions at the Aspen Ridge Apartments for the roof replacements and for the installation of an alarm system. There was also an increase in property additions at the Sutton Place Apartments for exterior capital improvements to the property. This increase in property additions was partially offset by receipts from the capital improvement escrow for capital improvements. Net cash used in financing activities decreased as a result of the non-recurring nature of the $700,000 debt reduction on the debt secured by 51 North High Street Building during January 1996 (see "Note E"). These uses of cash were somewhat offset by the net refinancing proceeds received on the debt secured by Sutton Place Apartments. Loan costs of approximately $102,000 were incurred during the nine months ended September 30, 1996, relating to the refinancing of the debt secured by Sutton Place Apartments. Additionally, in 1996, the Partnership incurred $22,000 in pre-payment penalties. The Partnership incurred an additional $9,000 of loan costs in 1997 related to the refinance of the mortgage debt secured by Aspen Ridge Apartments in November 1996 (see "Note F").

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,183,000 matures from October 2003 until June 2004 with balloon payments of $10,446,000 due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the nine months ended September 30, 1997, and September 30, 1996, no distributions were declared or paid.


                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None filed during the quarter ended September 30, 1997.



                                  SIGNATURES



   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL PROPERTIES V

                             By:   CONCAP EQUITIES, INC.
                                   General Partner


                             By:   /s/William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President


                             By:   /s/Ronald Uretta
                                   Ron Uretta
                                   Vice President/Treasurer


                             Date:  November 10, 1997