Form 10KSB
period 1997-12-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1998-03-24
CIK 725614

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $4,424,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days: Market value information for the Registrant's partnership interests is not available.
Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties V (the "Partnership" or "Registrant") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. On December 15, 1983, the Partnership registered with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933 (File No. 2-85850) and commenced a public offering for sale of $100,000,000 of Units, with the general partners' right to increase the offering to $200,000,000. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered its Units under the Securities Exchange Act of 1934 (File No. 0-13083) in March 1985. The sale of Units closed on December 6, 1984, with 180,037 Units sold at $250 each, or gross proceeds of approximately $45,009,000 to the Partnership.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1997, the Partnership owns three properties as described in "Item 2 - Description of Property." Previously, the Partnership disposed of eight properties. See "Item 6 - Management's Discussion and Analysis or Plan of Operations," for a discussion of Partnership liquidity and capital resources.

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

Prior to December 1994 all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and an affiliate of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. All of CEI's outstanding stock is now owned by Insignia Properties Trust, an affiliate of Insignia.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia Properties, L.P., an affiliate of Insignia, tendered 43,795.8 units of limited partnership interest in the Partnership. As a result, Insignia Properties, L.P. owns 44,005.8 units as of February 1998.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired eleven properties, of which seven were sold, and one has been foreclosed upon by the lender in years prior to 1997. As of December 31, 1997, the Partnership owned two apartment complexes and one office building as described below:

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

Sutton Place Apartments        07/06/84   Fee ownership subject     Apartment -
  Corpus Christi, Texas                   to first mortgage         201 units

51 North High Building         12/20/84   Fee ownership subject     Office Bldg.
  Columbus, Ohio                          to first mortgage         approximately
                                                                    86,000 sq.ft.

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                              Gross
                            Carrying    Accumulated                          Federal
Property                      Value     Depreciation     Rate      Method   Tax Basis
Aspen Ridge                $ 8,301       $ 5,419      5-19 years    S/L      $3,057
Sutton Place                 5,972         3,887      5-19 years    S/L       2,774
51 North High                6,720         4,751      3-19 years    S/L       3,243

    Totals                 $20,993       $14,057                             $9,074

See "Note A" of the Consolidated Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                          Principal                             Principal
                         Balance At                              Balance
                        December 31,    Interest    Maturity     Due At
Property                      1997         Rate        Date     Maturity

Aspen Ridge              $ 5,750        7.33%        11/03     $ 5,750

Sutton Place               2,772        9.125%       10/03       2,581

51 North High              2,623        9.0%         06/04       1,687

                         $11,145


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

To facilitate the debt restructuring of the 51 North High Street Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P., a wholly-owned subsidiary of the Partnership. The Partnership retained substantially all economic benefits from the property.

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., a wholly-owned subsidiary of the Partnership. The Partnership retained substantially all economic benefits from the property. Under the terms of the refinancing agreement which was completed in September 1996, the new $2,800,000 mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty which resulted in an extraordinary loss on refinancing. In conjunction with the refinancing, a capital improvement reserve of approximately $164,000 was established and approximately $102,000 in loan costs were incurred. These loan costs are included in other assets and are being amortized over the term of the loan.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33% with a balloon payment due November 1, 2003. An extraordinary loss on refinancing of approximately $253,000 was realized in 1996 due to the payment of approximately $126,000 in prepayment penalties and a loss of approximately $127,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $588,000 was established and approximately $126,000 in loan costs were incurred. Additional loan costs of $9,000 were incurred during the first quarter of 1997. These loan costs are included in other assets and are being amortized over the term of the loan.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                           Average Annual            Average
                            Rental Rates            Occupancy
Property                  1997       1996       1997         1996

Aspen Ridge             $8,153      $7,852       95%          93%
Sutton Place             6,013       5,801       94%          93%
51 North High            14.74       14.23       95%          89%

The average annual rental rate for 51 North High Street is per square foot. The rate is per unit for the apartment properties.

The General Partner attributes the increase in occupancy at 51 North High to existing tenants leasing additional space and the addition of new tenants.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other retail centers and apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multifamily residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

The following is a schedule of lease expirations for the years 1998-2007 (dollar amounts in thousands):


                      Number of                                      % of Gross
                     Expirations     Square Feet     Annual Rent     Annual Rent
51 North High
    1998                  2            4,665          $   79            6.6%
    1999                  4           72,592           1,015           85.0%
    2000                  2            2,217              41            3.4%
    2001-2002             0               --              --             --
    2003                  1            1,785              28            2.4%
    2004-2006             0               --              --             --
    2007                  1            1,733              31            2.6%


The following schedule presents information on tenants leasing 10% or more of the leasable square footage for 51 North High:

                        Square Footage    Annual Rent Per      Lease
  Nature of Business        Leased          Square Foot     Expiration

  Government Agency       54,666              $14.48          6/30/99
  Bank                    14,306               12.35          5/31/99


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands):


                                       1997          1997
                                     Billings        Rate

  Aspen Ridge Apartments (1)         $ 243           8.5%
  Sutton Place Apartments              147           3.0%
  51 North High Building                70           5.4%

(1) Estimate is based on 1996 billing, since 1997 bill has not been received.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)   Title of Class                          Number of Unit Holders of Record

      179,537 Limited Partnership Units       5,212 as of December 31, 1997

There were no cash distributions to the Partners during 1997 or 1996. No distributions are expected to be made in 1998 since the Partnership's working capital reserves did not meet the 5% of Net Invested Capital requirement. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $9,800,000 at December 31, 1997. See also "Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership had a net loss of approximately $411,000 for the year ended December 31, 1997 compared to approximately $1,152,000 for the corresponding period in 1996. The decrease in net loss is primarily due to increases in rental income and other income and decreases in general and administrative, depreciation and interest expenses. These decreased expenses were partially offset by increased property taxes.

Rental income increased due to rental rate increases at the Partnership's investment properties and due to higher occupancy levels at all of the Partnership's investment properties. Other income also increased due to increases in interest income. Interest income increased primarily as a result of interest earned on capital improvement and reserve escrows for the Aspen Ridge Apartment. These escrow accounts increased due to the 1996 refinancing requirements.

General and administrative costs decreased due to additional fees in 1996 related to the 1995 sale of Fourth & Race and legal costs resulting from the 1996 loan modification of the 51 North High Street Building. The decrease in interest expense is due to a principal payment of $700,000 on the debt secured by the 51 North High Street Building in 1996. Additionally, the interest rate on the debt was reduced. In addition, the mortgage notes secured by Sutton Place Apartments and Aspen Ridge Apartments were refinanced during 1996 at lower interest rates. The decrease in depreciation expense is primarily due to assets totaling approximately $5,000,000 becoming fully depreciated in 1996.
The increase in property taxes is due to the increase in the assessed value at Sutton Place Apartments.

The $275,000 loss on refinancing relates to the refinancing of Sutton Place Apartments during the third quarter of 1996 and the refinancing of Aspen Ridge Apartments during the fourth quarter of 1996. Through the Sutton Place refinancing, a new $2,800,000 mortgage note, which bears interest at 9.125% and matures in October of 2003, was obtained. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty, which resulted in an extraordinary loss on refinancing. The Aspen Ridge refinancing resulted in a $5,750,000 new mortgage note with interest only payments bearing a 7.33% rate and maturing in November of 2003. The Partnership realized an extraordinary loss on refinancing due to the payment of a prepayment penalty of approximately $126,000 and approximately $127,000 on the write-off of unamortized loan costs.

Included in operating expenses for the year ended December 31, 1997 is approximately $175,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting. Included in operating expenses for the year ended December 31, 1996 is approximately $353,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $574,000 compared to approximately $292,000 at December 31, 1996. The net increase (decrease) in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $282,000 and ($786,000), respectively. Net cash provided by operating activities increased due to the timing of payments of operating expenses out of accounts payable, the decrease in net loss, as discussed above, and the decrease in prepaid rental payments included in other liabilities. Net cash used in investing activities decreased primarily due to receipts from the capital improvement escrow for capital improvements. This decrease is partially offset by increases in property additions at the Aspen Ridge Apartments for roof replacements and for installation of an alarm system. There was also an increase in property additions at the Sutton Place Apartments for exterior capital improvements to the property. Net cash used in financing activities increased primarily due to the refinancing of the Sutton Place Apartments and the Aspen Ridge Apartment mortgages in 1996 as discussed above.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $741,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1997. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and meet other operating needs of the Partnership. The mortgage indebtedness of approximately $11,145,000, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. No distributions were declared or paid during 1997 or 1996.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES V

LIST OF FINANCIAL STATEMENTS

   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheet - December 31, 1997

   Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

   Consolidated Statements of Changes in Partners Deficit - Years ended December 31, 1997 and 1996

   Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
   1996

   Notes to Consolidated Financial Statements








               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties V


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties V as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties V at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 29, 1998,
except for Note J, as to which the date is March 17, 1998


                        CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1997



Assets
  Cash and cash equivalents                                    $   574
  Investments                                                      104
  Receivables and deposits                                         457
  Restricted escrows                                               447
  Other assets                                                     298
  Investment properties:
     Land                                     $  1,969
     Buildings and personal property            19,024
                                                20,993
     Less accumulated depreciation             (14,057)          6,936

                                                               $ 8,816

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                             $   159
   Tenant security deposit liabilities                              62
   Accrued property taxes                                          465
   Other liabilities                                               159
   Mortgage notes payable                                       11,145

Partners' Deficit
  General partner                             $    (21)
  Special limited partners                         (52)
  Limited partners (179,537.20 units
     issued and outstanding)                    (3,101)         (3,174)

                                                               $ 8,816

           See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,
                                                         1997          1996
Revenues:
  Rental income                                        $ 4,220      $ 3,985
  Other income                                             204          167
     Total revenues                                      4,424        4,152

Expenses:
  Operating                                              2,281        2,304
  General and administrative                               186          250
  Depreciation                                           1,098        1,143
  Interest                                                 818          959
   Property taxes                                          452          373

     Total expenses                                      4,835        5,029

Loss before extraordinary item                            (411)        (877)

Extraordinary item - loss on early extinguishment
  of debt                                                   --         (275)

     Net loss                                          $  (411)     $(1,152)

Net loss allocated to general partners (.2%)           $    (1)     $    (2)
Net loss allocated to limited partners (99.8%)            (410)      (1,150)


                                                       $  (411)     $(1,152)
Per limited partnership unit:
 Loss before extraordinary item                        $ (2.28)     $ (4.87)
 Extraordinary item                                         --        (1.53)

Net loss per limited partnership unit                  $ (2.28)     $ (6.40)

           See Accompanying Notes to Consolidated Financial Statements


                         CONSOLIDATED CAPITAL PROPERTIES V

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

                                    Limited               Special
                                  Partnership General     Limited      Limited
                                      Units   Partner     Partners     Partners   Total
Original capital contributions      180,037   $      1    $    --     $45,009    $45,010

Partners' deficit at
  December 31, 1995              179,537.20   $    (18)   $   (56)    $(1,537)   $(1,611)

Amortization of timing
  differences                            --         --          2          (2)        --

Net loss for the year ended
  December 31, 1996                      --         (2)        --      (1,150)    (1,152)

Partners' deficit at
  December 31, 1996              179,537.20        (20)       (54)     (2,689)    (2,763)

Amortization of timing
 difference (Note D)                     --         --          2          (2)        --

Net loss for the year ended
  December 31, 1997                      --         (1)        --        (410)      (411)

Partners' deficit at
  December 31, 1997              179,537.20   $    (21)   $   (52)    $(3,101)   $(3,174)

          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Years Ended December 31,
                                                             1997         1996
Cash flows from operating activities:
  Net loss                                                 $  (411)   $(1,152)
    Adjustments to reconcile net loss to net activities:
      cash provided by operating activities:
    Depreciation                                             1,098      1,143
    Amortization of lease commissions, discounts,
      loan costs and debt forgiveness                          (14)       136
    Loss on disposal of property                                43         --
    Interest added to mortgage note payable                     --          2
    Extraordinary loss on refinancing                           --        275
    Change in accounts:
      Receivables and deposits                                 (80)         8
      Other assets                                             (66)       (11)
      Accounts payable                                          75       (145)
      Tenant security deposit liabilities                      (33)       (22)
      Accrued property taxes                                    59         76
      Other liabilities                                          8        (95)

            Net cash provided by operating activities          679        215

Cash flows from investing activities:
  Property improvements and replacements                      (786)      (294)
  Net decrease (increase) in restricted escrows                457       (828)
  Proceeds from sale of investments                             --        100
  Dividends received on investments                              3         --

         Net cash used in investing activities                (326)    (1,022)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (62)      (212)
  Repayment of mortgage note payable                            --     (7,941)
  Proceeds from long-term borrowings                            --      8,550
  Loan costs paid                                               (9)      (228)
  Prepayment penalty                                            --       (148)

         Net cash (used in) provided by
           financing activities                                (71)        21

Net increase (decrease) in cash and cash equivalents           282       (786)

Cash and cash equivalents at beginning of period               292      1,078

Cash and cash equivalents at end of period                 $   574    $   292

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $   783    $   889

          See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties V, a California limited partnership (the "Partnership" or "Registrant"), was formed on June 30, 1983, to acquire and operate commercial and residential properties. As of December 31, 1997, the Partnership owns two residential properties and one commercial property located in or near major urban areas in the United States.

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

Prior to December 1994 all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which among other things, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and an affiliate of Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. All of CEI's outstanding stock is now owned by Insignia Properties Trust, an affiliate of Insignia.

The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of its lower-tier limited partnerships (Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P.). At December 31, 1997, the General Partner's interest in each of these three limited partnerships was transferred to three wholly owned (by the Registrant) Limited Liability Companies making the limited partnerships wholly owned by the Registrant. All significant interpartnership balances have been eliminated.

Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

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

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits, totaling approximately $63,000 at December 31, 1997, are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

Aspen Ridge maintains a repair and maintenance escrow, included in restricted escrows, of approximately $85,000 at December 31, 1997. Aspen Ridge and Sutton Place hold capital improvement reserves of approximately $315,000 and $47,000, respectively, at December 31, 1997, which were established in the 1996 refinancing (see "Note E - Mortgage Notes Payable"). These escrows are included in restricted escrows.

Investments

The Partnership has adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair value approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):


   Description                            Cost            Maturity

   U.S. Treasury Notes                   $ 100            February 1998
   Equity Securities                         4                 N/A

                                         $ 104


Fair Value of Financial Instruments

The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership approximates its carrying value.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration. Commercial office property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.

Loan Costs

Loan costs are amortized using the straight-line method over the terms of the related mortgage notes. Unamortized loan costs are included in other assets.

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

Advertising Costs

Advertising costs of approximately $87,000 in 1997 and $63,000 in 1996 are charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1997 and 1996. Property management fees of approximately $215,000 and $204,000 were paid to affiliates of the General Partner for each of the years ended December 31, 1997 and 1996, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $151,000 and $158,000 were paid to the General Partner and its affiliates during each of the years ended December 31, 1997 and 1996, respectively. Included in these reimbursements are approximately $33,000 and $4,000 of construction oversight reimbursement in 1997 and 1996, respectively. These reimbursements are primarily included in operating, general and administrative expenses and investment properties.

During the year ended December 31, 1997 and 1996, respectively, the Partnership paid affiliates of the General Partner approximately $5,500 and $36,000 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments. Additionally, the Partnership paid $69,000 and $9,000 to affiliates of the general partner for lease commissions on the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia Properties, L.P., an affiliate of Insignia, tendered 43,795.8 units of limited partnership interest in the Partnership. As a result, Insignia Properties L.P. owns 44,005.8 units.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $741,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1997. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

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

After the conversion, the various owners of interests in the Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a 2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reverse.

NOTE E - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):


                  Principal     Monthly                         Principal
                 Balance At     Payment    Stated                Balance
                December 31,   Including  Interest   Maturity     Due At
Property           1997        Interest     Rate       Date     Maturity

Aspen Ridge      $ 5,750        $  35       7.33%     11/03      $5,750

Sutton Place       2,772           23       9.125%    10/03       2,581

51 North High      2,623           19       9.0%      06/04       1,687
                 $11,145        $  77


Scheduled maturities of principal are as follows (dollars in thousands):


   Years Ending December 31,
            1998                                               $   157
            1999                                                   165
            2000                                                   173
            2001                                                   182
            2002                                                   191
         Thereafter                                             10,277
                                                               $11,145

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

To facilitate the debt restructuring of the 51 North High Street Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P. a wholly-owned subsidiary of the Partnership. The Partnership retained substantially all economic benefits from the property.

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., a wholly-owned subsidiary of the Partnership. The Partnership retained substantially all economic benefits from the property. Under the terms of the refinancing agreement which was completed in September 1996, the new $2,800,000 mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000. As a result of the refinancing, the Partnership incurred a $22,000 prepayment penalty which resulted in an extraordinary loss on refinancing. In conjunction with the refinancing, a capital improvement reserve of approximately $164,000 was established and approximately $102,000 in loan costs were incurred. These loan costs are included in other assets and will be amortized over the term of the loan.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33% with a balloon payment due November 1, 2003. An extraordinary loss on refinancing of approximately $253,000 was realized in 1996 due to the payment of approximately $126,000 in prepayment penalties and a loss of approximately $127,000 on the write-off of unamortized loan costs. In conjunction with the refinancing, a capital improvement reserve of approximately $588,000 was established and approximately $126,000 in loan costs were incurred. Additional loan costs of $9,000 were incurred during the first quarter of 1997. These loan costs are included in other assets and will be amortized over the term of the loan.

NOTE F - OPERATING LEASES

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1997, are as follows (in thousands):


     Years Ending December 31,
            1998                          $1,166
            1999                             648
            2000                             119
            2001                              83
            2002                              62
          Thereafter                         135
                                          $2,213

NOTE G - MAJOR TENANTS

Rents from tenants exceeding 10% of rental income in 1997 or 1996 were as follows (dollar amounts in thousands):


                                        1997                      1996
                                 Amount       Percent      Amount      Percent

Government Agency                $ 723          17%        $ 737         18%


NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                 Initial Cost
                                To Partnership


                                                 Buildings      Cost
                                               and Related    Capitalized
                                                 Personal    Subsequent to
Description           Encumbrances    Land      Property     Acquisition

Aspen Ridge           $ 5,750       $  593       $ 6,383        $1,325
Sutton Place            2,772          905         4,091           976
51 North High           2,623          561         5,157         1,002

  Totals              $11,145       $2,059       $15,631        $3,303

                  Gross Amount At Which Carried
                       At December 31, 1997

                            Buildings
                           And Related
                            Personal              Accumulated    Date     Depreciable
Description        Land     Property     Total    Depreciation  Acquired  Life-Years
Aspen Ridge       $  593    $ 7,708    $ 8,301      $ 5,419     08/09/84     5-19
Sutton Place         850      5,122      5,972        3,887     07/06/84     5-19
51 North High        526      6,194      6,720        4,751     12/20/84     3-19

 Totals           $1,969    $19,024    $20,993      $14,057

Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                               Years Ended December 31,
                                                 1997           1996
Investment Properties
Balance at beginning of year                   $20,362        $20,068
  Property improvements                            786            294
  Disposals of property                           (155)            --

Balance at end of year                         $20,993        $20,362

Accumulated Depreciation
Balance at beginning of year                   $13,071        $11,928
  Additions charged to expense                   1,098          1,143
  Disposals of property                           (112)            --

Balance at end of year                         $14,057        $13,071


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is approximately $23,208,000 and $22,422,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is approximately $14,134,000 and $13,303,000, respectively.

NOTE I - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                      For the Years Ended December 31,
                                              1997           1996
Net loss as reported                       $  (411)       $(1,152)
Add (deduct):
   Depreciation differences                    266            267
   Unearned income                              41            (33)
   Loss on disposition of fixed assets          43             --
   Other                                         2             75
   Accruals and prepaids                       (12)            18

Federal taxable loss                       $   (71)       $  (825)

Federal taxable loss
per limited partnership unit               $  (.39)       $ (4.41)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficiency as reported               $(3,174)
Land and buildings                         2,216
Accumulated depreciation                     (78)
Syndication and distribution costs         4,935
Other                                       (374)
   Net assets - Federal tax basis        $ 3,525


NOTE J - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The names of the directors and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                           Age              Position

William H. Jarrard, Jr.        51               President/Director

Ronald Uretta                  41               Vice President/Treasurer

Martha L. Long                 38               Controller

Robert D. Long, Jr.            30               Vice President

Daniel M. LeBey                32               Vice President/Secretary

Kelley M. Buechler             40               Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the CEI since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of February 28, 1998, no person or entity was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.


                                                 Number of        Percent
        Name and Address                           Units          Of Total

        Insignia Properties, L.P.                 44,005.80         24.51%
        One Insignia Financial Plaza
        Greenville, SC 29602

        Insignia Properties, L.P. is an affiliate of Insignia.  (See Item 1).

(b)     Beneficial Owners of Management

        Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)     Changes in Control

        Beneficial Owners of CEI

        As of December 31, 1997, the following entity was known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                                 Number of          Percent
        Name and Address                         CEI Shares        Of Total

        Insignia Properties Trust                  100,000           100%
        One Insignia Financial Plaza
        Greenville, SC 29602

        Insignia Properties Trust is an affiliate of Insignia (See "Item 1").

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the years ended December 31, 1997 and 1996. Property management fees of approximately $215,000 and $204,000 were paid to affiliates of the General Partner for each of the years ended December 31, 1997 and 1996, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $151,000 and $158,000 were paid to the General Partner and its affiliates during each of the years ended December 31, 1997 and 1996, respectively. Included in these reimbursements are approximately $33,000 and $4,000 of construction oversight reimbursement in 1997 and 1996, respectively.

During the year ended December 31, 1997 and 1996, respectively, the Partnership paid affiliates of the General Partner approximately $5,500 and $36,000 for loan costs which were capitalized. These loan costs related to the refinancing of the Aspen Ridge Apartments. Additionally, the Partnership paid $69,000 and $9,000 to affiliates of the general partner for lease commissions on the Partnership's commercial property. These lease commissions are included in other assets and amortized over the term of the respective leases.

For the period from January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 19, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 19, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. During February 1998, the tender offers were completed and Insignia Properties, L.P. tendered 43,795.8 units of limited partnership interest in the Partnership. As a result, Insignia Properties, L.P. owns 44,005.8 units as of February 1998.

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

       (b)  Reports on Form 8-K filed during the fourth quarter of 1997:

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


                                CONSOLIDATED CAPITAL PROPERTIES V

                                By:  CONCAP EQUITIES, INC.
                                     General Partner


                                By:  /s/ William H. Jarrard, Jr.
                                     William H. Jarrard, Jr.
                                     President/Director

                                By:  /s/ Ronald Uretta
                                     Ronald Uretta
                                     Vice President/Treasurer

                                Date:  March 23, 1998

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ William H. Jarrard, Jr.          President/Director
William H. Jarrard, Jr.



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