Form 10QSB
period 1998-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1998-05-01
CIK 725614

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


                 For the quarterly period ended March 31, 1998


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


ITEM 1.  FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                           $   753
  Investments                                                               4
  Receivables and deposits                                                353
  Restricted escrows                                                      436
  Other assets                                                            274
  Investment properties:
     Land                                             $  1,969
     Buildings and related personal property            19,093
                                                        21,062
     Less accumulated depreciation                     (14,328)         6,734
                                                                      $ 8,554

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                    $    57
  Tenant security deposit liabilities                                      59
  Accrued taxes                                                           400
  Other liabilities                                                       110
  Mortgage notes payable                                               11,103

Partners' Deficit
  General partner                                     $    (21)
  Special limited partners                                 (52)
  Limited partners (179,537.20 units
     issued and outstanding)                            (3,102)        (3,175)

                                                                      $ 8,554

          See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)




                                                       Three Months Ended
                                                            March 31,
                                                       1998            1997
Revenues:
  Rental income                                      $1,064           $1,079
  Other income                                           46               65
     Total revenues                                   1,110            1,144

Expenses:
  Operating                                             464              602
  General and administrative                             48               41
  Depreciation                                          271              268
  Interest                                              208              206
  Property taxes                                        120              110
     Total expenses                                   1,111            1,227

Net loss                                             $   (1)          $  (83)

Net loss allocated to general partner (.2%)          $   --           $   --
Net loss allocated to limited partners (99.8%)           (1)             (83)
                                                     $   (1)          $  (83)

Net loss per limited partnership unit:               $   --           $ (.46)

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                   For the Three Months Ended March 31, 1998
                        (in thousands, except unit data)



                         Limited               Special
                       Partnership  General    Limited   Limited
                          Units     Partner   Partners   Partners    Total
Original capital
  contributions       180,037       $     1   $   --    $45,009    $45,010

Partners' deficit at
  December 31, 1997   179,537.20    $   (21)  $  (52)   $(3,101)   $(3,174)

Net loss for the
  three months ended
  March 31, 1998              --         --       --         (1)        (1)

Partners' deficit at
  March 31, 1998      179,537.20   $    (21) $   (52)  $ (3,102)   $(3,175)


          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                           1998          1997

Cash flows from operating activities:
  Net loss                                             $   (1)         $  (83)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                          271             268
    Amortization of lease commissions, loan costs,
      and debt forgiveness                                 (2)             17
    Change in accounts:
      Receivables and deposits                            104             178
      Other assets                                         11              --
      Accounts payable                                   (102)             (1)
      Tenant security deposit liabilities                  (3)             (8)
      Accrued property taxes                              (65)            (22)
      Other liabilities                                   (49)            (26)

         Net cash provided by operating activities        164             323

Cash flows from investing activities:
  Property improvements and replacements                  (69)           (115)
  Net decrease in restricted escrows                       11             121
  Proceeds from sale of investments                       100              --

         Net cash provided by investing activities         42               6

Cash flows from financing activities:
  Payments on mortgage notes payable                      (27)            (47)
  Loan costs paid                                          --             (10)

         Net cash used in financing activities            (27)            (57)

Net increase in cash and cash equivalents                 179             272

Cash and cash equivalents at beginning of period          574             292

Cash and cash equivalents at end of period             $  753          $  564

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  211          $  206


          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Investments consist of Equity Securities stock and are considered to be held-to-maturity securities.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH RELATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership Agreement. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia").

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1998 and 1997. Property management fees of approximately $59,000 and $53,000 were paid to affiliates of the General Partner for each of the three months ended March 31, 1998 and 1997, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $30,000 and $37,000 were paid to the General Partner and its affiliates during each of the three months ended March 31, 1998 and 1997, respectively. Included in these reimbursements is approximately $2,000 of construction oversight reimbursement for 1997. No such costs have been incurred to date for 1998. These reimbursements are included in operating and general and administrative expenses. Also during the three months ended March 31, 1998 and 1997, approximately $1,000 and $14,000, respectively, of leasing commissions were paid to an affiliate of Insignia. Leasing commissions are capitalized and included in other assets.

During the three months ended March 31, 1997, the Partnership paid an affiliate of the General Partner approximately $5,500 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments during the fourth quarter of 1996.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $816,000, are less than the reserve requirement of approximately $1,760,000 at March 31, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                        1998               1997

Aspen Ridge Apartments
   Chicago, Illinois                     94%                94%

Sutton Place Apartments
   Corpus Christi, Texas                 92%                95%

51 North High Street Building
   Columbus, Ohio                        100%               94%

The General Partner attributes the increase in occupancy at the 51 North High Street Building to existing tenants leasing additional space and the addition of new tenants. The decrease in occupancy at Sutton Place Apartments is attributed to the purchase of new homes and the addition of new apartment complexes in the area.

Results of Operations

The Partnership realized a net loss of approximately $1,000 during the three months ended March 31, 1998, compared to a net loss of approximately $83,000 during the three months ended March 31, 1997. The decrease in net loss resulted primarily from decreased operating expenses. Operating expense decreased due to a decrease in utility expenses at both 51 North High and Aspen Ridge in addition to a decrease in maintenance expenses at Sutton Place and 51 North High. The decrease in maintenance expense of approximately $82,000 related to major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place apartments and repairs on HVAC units at 51 North High. There were no major repairs and maintenance for the three months ended March 31, 1998.

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

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $753,000 compared to approximately $564,000 at March 31, 1997.
The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 is $179,000 and $272,000, respectively. Net cash provided by operating activities decreased due to the decrease in accounts payable resulting from the timing of payments to vendors. The decrease is also attributable to the decrease in cash provided by receivables and deposits due to an increase in required tax and insurance escrows. Net cash provided by investing activities increased primarily due to the maturity of US Treasury Notes offset by a decrease in net withdrawals from restricted escrows. Net cash used in financing activities decreased due to the amortization of restructured debt on the 51 North High Building.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $816,000, are less than the reserve requirement of approximately $1,760,000 at March 31, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,103,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the three months ended March 31, 1998, and March 31, 1997, no distributions were declared or paid.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.


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


                             Date: May 1, 1998