Form 10QSB
period 1998-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1998-08-03
CIK 725614

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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

                                 (864) 239-1000
                          (Issuer's telephone number)


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
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                              $    877
  Investments                                                   4
  Receivable and deposits                                     313
  Restricted escrows                                          388
  Other assets                                                266
  Investment properties:
     Land                                      $  1,969
     Buildings and related personal property     19,302
                                                 21,271
     Less accumulated depreciation              (14,606)    6,665
                                                         $  8,513


Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                       $    121
  Tenant security deposit liabilities                          59
  Accrued property taxes                                      398

  Other liabilities                                           131
  Mortgage notes payable                                   11,078

Partners' Deficit
  General partner                              $    (21)
  Special limited partners                          (52)
  Limited partners (179,537.20 units             (3,201)
     issued and outstanding)                               (3,274)
                                                         $  8,513

          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  1998      1997     1998       1997
Revenues:
  Rental income                 $1,058     $1,024   $2,122     $2,103
  Other income                      59         46      105        111
     Total revenues              1,117      1,070    2,227      2,214

Expenses:
  Operating                        552        477    1,016      1,079
  General and administrative        51         45       99         86
  Depreciation                     278        270      549        538
  Interest                         213        204      421        410
  Property taxes                   122         91      242        201
     Total expenses              1,216      1,087    2,327      2,314

       Net loss                 $  (99)    $  (17)  $ (100)    $ (100)

Net loss allocated to
  general partner (.2%)         $   --     $   --   $   --     $   --

Net loss allocated to
  limited partners (99.8%)         (99)       (17)    (100)      (100)

       Net loss                 $  (99)    $  (17)  $ (100)    $ (100)

Net loss per limited
  partnership unit:             $ (.55)    $ (.09)  $ (.56)    $ (.56)

          See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                              Limited             Special
                            Partnership  General  Limited   Limited
                               Units     Partner  Partners Partners   Total

Original capital
 Contributions               180,037    $     1   $    --  $45,009   $45,010

Partners deficit at
 December 31, 1997           179,537.20 $   (21)  $   (52) $(3,101)  $(3,174)

Net loss for the six months
 ended June 30, 1998                 --      --        --     (100)     (100)

Partners' deficit at
 June 30, 1998               179,537.20 $   (21)  $   (52) $(3,201)  $(3,274)

          See Accompanying Notes to Consolidated Financial Statements


d)
                        CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                       Six Months Ended
                                                           June 30,
                                                       1998        1997
Cash flows from operating activities:
Net loss                                             $ (100)     $ (100)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
    Depreciation                                        549         538
    Amortization of lease commission,
      loan costs, and debt forgiveness                    8          33
    Change in accounts:
      Receivables and deposits                          144          76
      Other assets                                       (2)        (18)
      Accounts payable                                  (38)         98
      Tenant security deposit liabilities                (3)        (19)
      Accrued property taxes                            (67)        (47)
      Other liabilities                                 (28)        (20)

         Net cash provided by operating activities      463         541

Cash flows from investing activities:
  Property improvements and replacements               (278)       (252)
  Withdrawals from restricted escrows                    59         229
  Dividend received on investments                       --           3
  Proceeds from sale of investments                     100          --

         Net cash used in investing activities         (119)        (20)

Cash flows from financing activities:
  Payments on mortgage notes payable                    (41)        (84)
  Loan costs paid                                        --          (9)

         Net cash used in financing activities          (41)        (93)

Net increase in cash and cash equivalents               303         428
Cash and cash equivalents at beginning of period        574         292

Cash and cash equivalents at end of period           $  877      $  720

Supplemental disclosure of cash flow information:
  Cash paid for interest                             $  399      $  402

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Consolidated Capital Properties V (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1998 and 1997. Property management fees of approximately $116,000 and $108,000 were paid to affiliates of the General Partner for each of the six months ended June 30, 1998 and 1997, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $59,000 and $64,000 were paid to the General Partner and its affiliates during each of the six months ended June 30, 1998 and 1997, respectively. Included in these reimbursements is approximately $1,000 and $8,000 of construction oversight reimbursement for the six months ended June 30, 1998 and 1997, respectively. These reimbursements are included in operating and general and administrative expenses. Also, during the six months ended June 30, 1998 and 1997, approximately $6,000 and $14,000, respectively, of leasing commissions were paid to an affiliate of Insignia. Leasing commissions are capitalized and included in other assets.

During the six months ended June 30, 1997, the Partnership paid an affiliate of the General Partner approximately $5,500 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments during the fourth quarter of 1996.

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

On July 30, 1998, an Insignia affiliate commenced tender offers for limited partnership interests in five real estate limited partnerships (including the Partnership) in which Insignia affiliates act as general partner. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 30, 1998 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on July 30, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, including as a result of the Purchaser's affiliation with various Insignia affiliates that provide property management services to the Partnership's properties, the manner in which the Purchaser votes its limited partner interest in the Partnership may not always be consistent with the best interest of the other limited partners.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $941,000, are less than the reserve requirement of approximately $1,760,000 at June 30, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                      Average
                                     Occupancy
                                 1998         1997
Aspen Ridge Apartments
   Chicago, Illinois              93%          95%

Sutton Place Apartments
   Corpus Christi, Texas          91%          95%

51 North High Street Building
   Columbus, Ohio                 100%         94%

The General Partner attributes the decrease in occupancy at Aspen Ridge Apartments to the purchase of new homes and several tenant evictions. The decrease in occupancy at Sutton Place Apartments is attributed to the purchase of new homes and the addition of new apartment complexes in the area. The General Partner attributes the increase in occupancy at the 51 North High Street Building to existing tenants leasing additional space and the addition of new tenants.

Results of  Operations

The Partnership realized a net loss of approximately $99,000 and $100,000 during the three and six months ended June 30, 1998, respectively, compared to a net loss of approximately $17,000 and $100,000 for three and six months ended June 30, 1997, respectively. The increase in net loss for the three months ended June 30, 1998 is attributable to an increase in operating expense and property taxes partially offset by an increase in rental income. The increase in operating expenses for the second three months of 1998 as compared to the same period of 1997 is due to the timing of expenses incurred during the two periods. For the six months ended June 30, 1998, operating expenses decreased as compared to the same period of 1997. This is primarily due to a decrease in maintenance expenses as noted below. The increase in property taxes is due to an increase in the assessed value at Sutton Place and an increase in tax rates at Aspen Ridge which occurred during the second half of 1997. The increase in rental income for the three months ended June 30, 1998 is due to rate increases at all of the Partnership's properties. The increase in occupancy at 51 North High Street along with rate increases at both Aspen Ridge and Sutton Place offset the decreases in occupancy during the second quarter of 1998 at both Aspen Ridge and Sutton Place.

Included in operating expense for the six months ended June 30, 1998, is approximately $15,000 of major repairs and maintenance comprised primarily of tennis court repairs and major landscaping at Aspen Ridge and Sutton Place Apartments. Included in operating expense for the six months ended June 30, 1997, is approximately $88,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place Apartments.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $877,000, compared to approximately $720,000 at June 30, 1997. The net increases in cash and cash equivalents for the six months ended June 30, 1998 and 1997 are $303,000 and $428,000, respectively. Net cash provided by operating activities decreased due to a decrease in accounts payable resulting from the timing of payments to vendors. Partially offsetting this is a decrease in receivables and deposits as a result of collection of tenant receivables.
Net cash used in investing activities increased due to the decrease in withdrawals from restricted escrows as a result of less repair work being performed for the first six months of 1998 offset by the maturity of US Treasury Notes in 1998. Net cash used in financing activities decreased due to the amortization of restructured debt on the 51 North High Street Building.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $941,000 are less than the reserve requirement of approximately $1,760,000 at June 30, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $11,078,000, net of discount, matures at various times with balloon payments due at maturity, at which time the properties will either be sold or the mortgage refinanced. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the six months ended June 30, 1998, and June 30, 1997, no distributions were declared or paid.

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


                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

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



                             CONSOLIDATED CAPITAL PROPERTIES V

                             By:    CONCAP EQUITIES, INC.
                                    General Partner


                             By:    /s/William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President and Director


                             By:    /s/Ronald Uretta
                                    Ron Uretta
                                    Vice President and Treasurer


                             Date: August 3, 1998