Form 10QSB
period 1998-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1998-11-12
CIK 725614

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                        (in thousands, except unit data)

                               September 30, 1998



Assets
  Cash and cash equivalents                                         $    798
  Investments                                                              4
  Receivable and deposits                                                356
  Restricted escrows                                                     420
  Other assets                                                           245
  Investment properties:
     Land                                               $  1,969
     Buildings and related personal property              19,467
                                                          21,436
     Less accumulated depreciation                       (14,903)      6,533
                                                                    $  8,356

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                  $     74
  Tenant security deposit liabilities                                     58
  Accrued property taxes                                                 402
  Other liabilities                                                      147
  Mortgage notes payable                                              11,024

Partners' Deficit
  General partner                                       $    (21)
  Special limited partners                                   (52)
  Limited partners (179,537.20 units                      (3,276)
     issued and outstanding)                                          (3,349)
                                                                    $  8,356

          See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1998       1997       1998       1997
Revenues:
  Rental income                       $1,080     $1,037     $3,202     $3,140
  Other income                            44         45        149        156
     Total revenues                    1,124      1,082      3,351      3,296

Expenses:
  Operating                              544        500      1,560      1,579
  General and administrative              52         39        151        125
  Depreciation                           297        278        846        816
  Interest                               191        204        612        614
  Property taxes                         115        104        357        305
     Total expenses                    1,199      1,125      3,526      3,439

Net loss before loss on
  disposal of property                $  (75)    $  (43)    $ (175)    $ (143)
Loss on disposal of property              --        (40)        --        (40)

       Net loss                       $  (75)    $  (83)    $ (175)    $ (183)

Net loss allocated to
  general partner (.2%)               $   --     $   --     $   --     $   --

Net loss allocated to
  limited partners (99.8%)               (75)       (83)      (175)      (183)

       Net loss                       $  (75)    $  (83)    $ (175)    $ (183)

Net loss per limited
  partnership unit:                   $ (.41)    $ (.46)    $ (.97)    $(1.02)

          See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                 Limited                Special
                               Partnership   General    Limited    Limited
                                  Units      Partner    Partners   Partners    Total
Original capital
 Contributions                 180,037      $     1    $    --    $45,009    $45,010

Partners deficit at
 December 31, 1997             179,537.20   $   (21)   $   (52)   $(3,101)   $(3,174)

Net loss for the nine months
 ended September 30, 1998              --        --         --       (175)      (175)

Partners' deficit at
 September 30, 1998            179,537.20   $   (21)    $   (52)  $(3,276)   $(3,349)

          See Accompanying Notes to Consolidated Financial Statements

d)
                        CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                             Nine Months Ended
                                                               September 30,
                                                              1998       1997
Cash flows from operating activities:
Net loss                                                    $ (175)    $ (183)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
    Depreciation                                               846        816
    Amortization of lease commission,
      loan costs, and debt forgiveness                          (5)       (15)
    Loss on disposal of property                                --         40
    Change in accounts:
      Receivables and deposits                                 101        120
      Other assets                                              --        (70)
      Accounts payable                                         (85)       152
      Tenant security deposit liabilities                       (4)       (30)
      Accrued property taxes                                   (63)       (94)
      Other liabilities                                        (12)       (27)

         Net cash provided by operating activities             603        709

Cash flows from investing activities:
  Property improvements and replacements                      (443)      (551)
  Withdrawals from restricted escrows                           27        188
  Dividend received on investments                              --          3
  Proceeds from sale of investments                            100         --

         Net cash used in investing activities                (316)      (360)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (63)       (44)
  Loan costs paid                                               --         (9)

         Net cash used in financing activities                 (63)       (53)

Net increase in cash and cash equivalents                      224        296
Cash and cash equivalents at beginning of period               574        292

Cash and cash equivalents at end of period                  $  798     $  588

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $  598     $  658

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Investments consist of Equity Securities stock and are considered to be held-to-maturity securities.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of its lower-tier limited partnerships (Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P.). At December 31, 1997, the General Partner's interest in each of these three limited partnerships was transferred to three limited liability companies which are wholly-owned by the Partnership. All significant interpartnership balances have been eliminated.

Note B - Transactions with Related Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership Agreement. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursements of certain expenses incurred by affiliates on behalf of the Partnership.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine months ended September 30, 1998 and 1997. Property management fees of approximately $172,000 and $153,000 were paid to affiliates of the General Partner for each of the nine months ended September 30, 1998 and 1997, respectively. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $102,000 and $166,000 were paid to the General Partner and its affiliates during each of the nine months ended September 30, 1998 and 1997, respectively. Included in these reimbursements is approximately $11,000 and $14,000 of construction oversight fees for the nine months ended September 30, 1998 and 1997, respectively. These reimbursements are included in operating and general and administrative expenses. Also, during the nine months ended September 30, 1998 and 1997, approximately $5,000 and $72,000, respectively, of leasing commissions were paid to an affiliate of the General Partner. Leasing commissions are capitalized and included in other assets.

During the nine months ended September 30, 1997, the Partnership paid an affiliate of the General Partner approximately $5,500 for loan costs which were capitalized and included in other assets in the accompanying Consolidated Balance Sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments during the fourth quarter of 1996.

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

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the "Purchaser", acquired 43,795.8 units of limited partnership interest in the Partnership. As a result, the "Purchaser" owns 44,005.8 units representing 24.51% of the total outstanding units.

On July 30, 1998, the Purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash. The tender offer was extended through November 16, 1998.

Note C - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $862,000, are less than the reserve requirement of approximately $1,760,000 at September 30, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

Note E - Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:



                                               Average
                                              Occupancy
                                         1998            1997
Aspen Ridge Apartments
   Chicago, Illinois                      94%             95%
Sutton Place Apartments
   Corpus Christi, Texas                  91%             95%
51 North High Street Building
   Columbus, Ohio                        100%             94%

The General Partner attributes the decrease in occupancy at Sutton Place Apartments to the purchase of new homes as a result of low mortgage rates and the addition of new apartment complexes in the area. The General Partner attributes the increase in occupancy at the 51 North High Street Building to existing tenants leasing additional space and the addition of new tenants.

Results of  Operations

The Partnership realized a net loss of approximately $75,000 and $175,000 during the three and nine months ended September 30, 1998, respectively, compared to a net loss of approximately $83,000 and $183,000 for three and nine months ended September 30, 1997, respectively. The decrease in net loss for the comparable nine month period ended September 30, 1998 is attributable to an increase in rental revenue, a decrease in operating expenses and the absence of the loss on disposal of property recognized during the three months ended September 30, 1997. The decrease in net loss was partially offset by an increase in property tax expenses. The increase in rental income for the three months ended September 30, 1998 is due to rental rate increases at all of the Partnership's properties. The increase in occupancy at 51 North High Street along with rate increases at both Aspen Ridge and Sutton Place offset the decreases in occupancy during the third quarter of 1998 at both Aspen Ridge and Sutton Place. The increase in operating expenses for the third quarter of 1998 as compared to the same period of 1997 is due to the timing of expenses incurred during the two periods. For the nine months ended September 30, 1998, property taxes increased as compared to the same period of 1997. This increase is due to an increase in the assessed value at Sutton Place and an increase in tax rates at Aspen Ridge which occurred during the second half of 1997.

Included in operating expense for the nine months ended September 30, 1998, is approximately $19,000 of major repairs and maintenance comprised primarily of tennis court repairs and major landscaping at Aspen Ridge and Sutton Place Apartments. For the nine months ended September 30, 1997, approximately $96,000 of major repairs and maintenance comprised primarily of gutter repairs, exterior building improvements and exterior painting at Sutton Place Apartments.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $798,000, compared to approximately $588,000 at September 30, 1997. The net increases in cash and cash equivalents for the nine months ended September 30, 1998 and 1997 are $224,000 and $296,000, respectively. Net cash provided by operating activities decreased due to the decrease in accounts payable resulting from the timing of payments to vendors. Partially offsetting this is an increase in other assets as a result of a 1997 debt restructuring. Net cash provided by investing activities decreased due to the decrease in withdrawals from restricted escrows as a result of less repair work being preformed for the first nine months of 1998 offset by the maturity of US Treasury Notes in 1998. Net cash used in financing activities decreased due to the amortization of restructured debt on the 51 North High Street Building.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $862,000 are less than the reserve requirement of approximately $1,760,000 at September 30, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any consideration for distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The mortgage indebtedness of approximately $11,024,000, net of discount, matures at October 6, 2003, November 1, 2003 and June 1, 2004 with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. However, in light of the working capital reserve deficiency discussed above, prior to any distributions being made by the Partnership, the capital reserve deficiency will be replenished. Accordingly, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or in the near future. During the nine months ended September 30, 1998 and 1997, no distributions were declared or paid.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Managing General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Managing General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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



                          PART II - OTHER INFORMATION


ITEM 2.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.


   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None filed for the three month period ended September 30, 1998.



                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL PROPERTIES V

                             By:    CONCAP EQUITIES, INC.
                                    General Partner


                             By:    /s/Patrick Foye
                                    Patrick Foye
                                    Executive Vice President


                              By:   /s/ Timothy R. Garrick
                                    Timothy R. Garrick
                                    Vice President - Accounting
                                    (Duly Authorized Officer)


                             Date: November 12, 1998