Form 10KSB
period 1998-12-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1999-03-26
CIK 725614

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $4,458,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENT INCORPORATED BY REFERENCE
                                      NONE






                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties V (the "Partnership" or "Registrant") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. From 1983 through 1985, during its acquisition phase, the Registrant acquired eleven existing properties. The Registrant continues to own and operate three of these properties (See "Item 2, Description of Properties.").

On December 10, 1984, the Partnership sold pursuant to Registration Statements filed with the Securities and Exchange Commission (the "SEC") 180,057 units of limited partnership interest ("Units") at $250 each, or gross proceeds of approximately $45,009,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the General Partner for the years ended December 31, 1998 and 1997. With respect to the Partnerships sole commercial property these services were provided by affiliates of the General Partner for the nine months ended September 30, 1998 and the year ended December 31, 1997. As of October 1, 1998 the management services only were provided by an unaffiliated party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market areas could have a material effect on the rental market for the apartments and commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partners and/or affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 43,795.8 units of limited partnership interest in the Partnership of 24.39% of the total outstanding units.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash. During November 1998, the tender offer was completed and the Second Purchaser acquired 11,175.00 units of limited partnership interest in the Partnership or 6.22% of the total outstanding units.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                          Date of
Property                 Purchase  Type of Ownership (1)    Use

Aspen Ridge Apartments   08/09/84  Fee ownership subject  Apartment -
  West Chicago, Illinois           to first mortgage      253 units

Sutton Place Apartments  07/06/84  Fee ownership subject  Apartment -
  Corpus Christi, Texas            to first mortgage      201 units

51 North High Building   12/20/84  Fee ownership subject  Office Bldg.
  Columbus, Ohio                   to first mortgage      approximately
                                                          86,000 sq.ft.

(1) All of the properties are held 100% by Limited Partnerships which in turn are held by Limited Liability Companies of which the Registrant is the sole member.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                Gross

               Carrying Accumulated                          Federal

Property        Value   Depreciation    Rate      Method    Tax Basis

                  (in thousands)                         (in thousands)


Aspen Ridge    $ 8,762   $ 5,907    5-19 years    S/L       $ 3,044

Sutton Place     6,018     4,169    5-19 years    S/L         2,576

51 North High    6,807     5,097    3-19 years    S/L         3,085


    Totals     $21,587   $15,173                            $ 8,705


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                         Principal                               Principal

                         Balance At                               Balance

                        December 31,    Interest   Maturity        Due At

      Property              1998          Rate       Date         Maturity

                       (in thousands)                          (in thousands)


Aspen Ridge              $ 5,750          7.33%       11/03      $  5,750


Sutton Place               2,746          9.125%      10/03         2,581


51 North High              2,492          9.0%        06/04         1,687


                         $10,988                                   $10,018


(1) See "Item 7. Financial Statements, Note F" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

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

To facilitate the debt restructuring of the 51 North High Street Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P. a wholly-owned subsidiary of the Partnership. At December 31, 1997, the General Partner's interest in the limited partnership was transferred to a wholly owned (by the Registrant) Limited Liability Company, CCP/V Fifty-One GP LLC, making the limited partnership wholly owned by the Registrant. The Partnership retained substantially all economic benefits from the property.

The Partnership refinanced the first mortgage indebtedness secured by the Sutton Place Apartments. Under the terms of the refinancing agreement which was completed in September 1996, the new $2,800,000 mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000.

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., a wholly-owned subsidiary of the Partnership. At December 31, 1997, the General Partner's interest in the limited partnership was transferred to a wholly owned (by the Registrant) Limited Liability Company, CCP/V Sutton Place GP, LLC, making the limited partnership wholly owned by the Registrant. The Partnership retained substantially all economic benefits from the property.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33% with a balloon payment due November 1, 2003.

RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                           Average Annual           Average

                           Rental Rates            Occupancy

Property                 1998        1997       1998       1997


Aspen Ridge             $8,489      $8,174       94%        95%

Sutton Place             6,304       6,013       91%        94%

51 North High            14.26       14.74      100%        95%


The average annual rental rate for 51 North High Street is per square foot. The rate is per unit for the apartment properties, Aspen Ridge, and Sutton Place.

The General Partner attributes the decrease in occupancy at Sutton Place Apartments to the increased purchase of new homes as a result of low mortgage rates and an increase in competition due to the addition of new apartment complexes in the area. The General Partner attributes the increase in occupancy at 51 North High to existing tenants leasing additional space and the addition of new tenants.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the Partnership's properties are subject to competition from other retail centers and residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Aspen Ridge and Sutton Place are apartment complexes which lease units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. 51 North High is an office complex which leases available rental space on terms ranging from one to ten years. Information as to lease expirations at 51 North High and tenants whom lease 10% or more of the available rental space at 51 North High is listed below. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of lease expirations at 51 North High for the years 1999-2007:


               Number of                             % of Gross

              Expirations Square Feet  Annual Rent   Annual Rent

                                      (in thousands)

51 North High

    1999           4         72,592      $1,015          85.0%

    2000           2          2,217          41           3.4%

    2001           2          3,983          57           4.8%

    2002           0             --          --            --

    2003           2          2,889          52           4.4%

    2004-2006      0             --          --            --



    2007           1          1,733          31           2.6%


The following schedule presents information on tenants leasing 10% or more of the leasable square footage for 51 North High:


                       Square           Annual                  Percent of

                       Footage         Rent Per       Lease    Gross Annual

Nature of Business     Leased        Square Foot    Expiration     Rent

Government Agency     54,666            $14.48       6/30/99       19%

Bank                  14,306             12.35       5/31/99       4.2%



SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                       1998           1998

                                     Billings         Rate

                                  (in thousands)


  Aspen Ridge Apartments (1)         $ 260            8.7%

 Sutton Place Apartments               126            3.0%

 51 North High Building (1)             74            5.7%


(1) Estimate is based on 1997 billing, since 1998 bill has not been received.

CAPITAL IMPROVEMENTS

Aspen Ridge Apartments

During 1998, the Partnership completed $461,000 of capital improvements at the property, consisting primarily of swimming pool repairs, clubhouse renovations, cabinet and countertop replacements, carpet replacement and other building improvements. These improvements were funded primarily from cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $210,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $266,000 for 1999 consisting of HVAC condensing unit replacement, parking lot, and swimming pool repairs.

Sutton Place Apartments

During 1998, the Partnership completed $46,000 of capital improvements at the property, consisting primarily of carpet, appliance and HVAC condensing unit replacement. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the near term. The Partnership has budgeted, but it is not limited to, approximately $192,000 for 1999 consisting of HVAC condensing unit replacement, parking lot and swimming pool repairs.

51 North High Building

During 1998, the Partnership completed $87,000 of capital improvements at the property, consisting primarily of other interior improvements and tenant improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for 1999 consisting of tenant improvements and interior and exterior repairs.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.



                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 180,037 limited partnership units aggregating $45,009,000. The Partnership currently has 3,514 holders of record owning an aggregate of 179,537.2 Units. Affiliates of the General Partner owned 58,006.8 units or 32.31% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the Partners during 1998 or 1997. No distributions are expected to be made in 1999 since the Partnership's working capital reserves do not meet the 5% of Net Invested Capital requirement. See "Note A" to the Notes to Consolidated Financial Statements for a description of the requirements. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $9,800,000 at December 31, 1998. See also "Item 2. Description of Properties" and "Item 6. Management's Discussion and Analysis and Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net loss for the year ended December 31, 1998 was approximately $131,000 as compared to approximately $411,000 for the year ended December 31, 1997. (See "Note K" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable losses).
The decrease in net loss is primarily attributed to a decrease in expenses and to a lesser extent an increase in total revenue. Revenues increased due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is due to rental rate increases at Aspen Ridge and Sutton Place Apartments and an occupancy increase at 51 North High Building which more than offset the small occupancy decrease at Aspen Ridge and Sutton Place. This increase was partially offset by a decrease in tenant reimbursement income due to a decrease in miscellaneous tenant charges. The decrease in total expenses was primarily attributable to a decrease in operating expenses due to the completion of on-going projects that involved exterior building improvements at Sutton Place and Aspen Ridge Apartments during 1997. These decreases more than offset an increase in maintenance expense due to contract cleaning and interior painting at Sutton Place and Aspen Ridge Apartments.

General and administrative, interest, and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998 , the Registrant had cash and cash equivalents of approximately $1,177,000 as compared to approximately $574,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $910,000 of cash provided by operating activities, which was partially offset by approximately $229,000 of cash used in investing activities and approximately $78,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements, partially offset by net receipts from restricted escrow accounts maintained by the mortgage lender and proceeds from the sale of investments. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market funds.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $511,000 capital improvements for all of its properties in 1999. Budgeted capital improvements at Aspen Ridge include HVAC condensing unit replacement, parking lot repairs, and swimming pool repairs. Budgeted capital improvements at Sutton Place include HVAC condensing unit replacement, parking lot and swimming pool repairs. Budgeted capital improvements at 51 North High include tenant improvements and interior and exterior building repair. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,988,000 matures at various times with balloon payments due at maturity. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity dates. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,238,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

There were no cash distributions to the Partners during 1998 or 1997. No distributions are expected to be made in 1999 since the Partnership's working capital reserves do not meet the 5% of Net Invested Capital requirement. Cumulative distributions to the Limited Partners since the inception of the Partnership totaled approximately $9,800,000 at December 31, 1998.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES V

LIST OF FINANCIAL STATEMENTS

   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheet - December 31, 1998

   Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

   Consolidated Statements of Changes in Partners Deficit - Years ended
      December 31, 1998 and 1997

   Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
      1997

   Notes to Consolidated Financial Statements





               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties V


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties V as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial state-ments are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties V at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                       CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998





Assets

  Cash and cash equivalents                                         $ 1,177

  Receivables and deposits                                              397

  Restricted escrows                                                    182

  Other assets                                                          225

  Investment properties (Notes F and H):

     Land                                                $  1,969

     Buildings and personal property                       19,618

                                                           21,587

     Less accumulated depreciation                        (15,173)    6,414


                                                                    $ 8,395


Liabilities and Partners' Deficit


Liabilities

   Accounts payable                                                 $    57

   Tenant security deposit liabilities                                   54

   Accrued property taxes                                               460

   Other liabilities                                                    141

   Mortgage notes payable (Note F)                                   10,988


Partners' Deficit

  General partner                                        $    (21)

  Special limited partners                                    (50)

  Limited partners (179,537.20 units

     issued and outstanding)                               (3,234)   (3,305)


                                                                    $ 8,395


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                Years Ended December 31,

                                                     1998       1997

Revenues:

  Rental income                                    $ 4,264    $ 4,167

  Other income                                         194        204

     Total revenues                                  4,458      4,371


Expenses:

  Operating                                          2,023      2,228

  General and administrative                           199        186

  Depreciation                                       1,116      1,098

  Interest                                             813        818

   Property taxes                                      438        452


     Total expenses                                  4,589      4,782


     Net loss (Note K)                             $  (131)   $  (411)


Net loss allocated to general partner (.2%)        $    --    $    (1)

Net loss allocated to limited partners (99.8%)        (131)      (410)



                                                   $  (131)   $  (411)


Net loss per limited partnership unit              $  (.73)   $ (2.28)


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES V

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                        (in thousands, except unit data)


                                 Limited             Special

                               Partnership  General  Limited  Limited

                                  Units     Partner  Partners Partners   Total


Original capital contributions    180,037  $      1  $    --  $45,009  $45,010


Partners' deficit at

  December 31, 1996            179,537.20  $    (20) $   (54) $(2,689) $(2,763)



Amortization of timing

  differences                          --        --        2       (2)      --

Net loss for the year ended

  December 31, 1997                    --        (1)      --     (410)    (411)

Partners' deficit at

  December 31, 1997            179,537.20       (21)     (52)  (3,101)  (3,174)

Amortization of timing

 difference (Note E)                   --        --        2       (2)      --

Net loss for the year ended

  December 31, 1998                    --        --       --     (131)    (131)

Partners' deficit at

  December 31, 1998            179,537.20  $    (21) $   (50) $(3,234) $(3,305)


          See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                    Years Ended December 31,

                                                         1998       1997

Cash flows from operating activities:

  Net loss                                             $  (131)   $  (411)

    Adjustments to reconcile net loss to net

    activities cash provided by operating activities:

    Depreciation                                         1,116      1,098

    Amortization of lease commissions, discounts,

      loan costs and debt forgiveness                       (6)       (14)

    Loss on disposal of property                            --         43

    Change in accounts:

      Receivables and deposits                              60        (80)

      Other assets                                           4        (66)

      Accounts payable                                    (102)        75

      Tenant security deposit liabilities                   (8)       (33)

      Accrued property taxes                                (5)        59

      Other liabilities                                    (18)         8


            Net cash provided by operating activities      910        679


Cash flows from investing activities:

  Property improvements and replacements                  (594)      (786)

  Net receipts from restricted escrows                     265        457

  Dividends received on investments                         --          3

  Proceeds from sale of investments                        100         --


            Net cash used in investing activities         (229)      (326)


Cash flows from financing activities:

  Payments on mortgage notes payable                       (78)       (62)

   Loan costs paid                                          --         (9)


         Net cash used in financing activities             (78)       (71)


Net increase in cash and cash equivalents                  603        282


Cash and cash equivalents at beginning of period           574        292


Cash and cash equivalents at end of period             $ 1,177    $   574



Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   776    $   783


          See Accompanying Notes to Consolidated Financial Statements





                       CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties V (the "Partnership" or "Registrant") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on December 15, 1983, and completed its acquisition of commercial and apartment properties during 1985. The Partnership currently operates two apartment complexes and one office complex.

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

The principal place of business for the Partnership and for the General Partner is 55 Beattie Place, Greenville, South Carolina.

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

Allocation of Cash and Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that distributable cash from operations shall mean revenues received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments of debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the General Partner. Distributions made from reserves no longer considered necessary by the general partner are considered to be additional net cash from operations for allocation purposes.

The Partnership Agreement provides that 96% of distributions of net cash from operations are allocated to the limited partners, 3.8% to the special limited partner, and .2% to the general partner. The General Partner is also entitled to a Special Management Allocation which is equal to 9% of operating distributions.

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 12% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the limited partners will receive 86% and the general partners will receive 14% (allocated to Special LP and General Partner).

Distributions may be restricted by the requirement to deposit net operating income into the Reserve Account. The Partnership Agreement specifies that the Partnership shall maintain reasonable reserves for normal repairs, replacements, working capital and contingencies in an amount equal to at least 5% of Invested Capital. (Surplus funds from the sale of Partnership properties shall be deducted from Capital Contributions in determining Invested Capital.) In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the 5% level. No distributions were made during 1998 or 1997 since the Partnership's working capital reserves did not meet the 5% of Net Invested Capital requirement.

Allocation of Profits, Gains and Losses

Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Net profits and net losses shall be allocated 96% to the limited partners, 3.8% to the special limited partner, and .2% to the General Partner.

Investment Properties

Investment properties consist of two apartment complexes and an office complex and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the Partnership's properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows

Aspen Ridge and Sutton Place Apartments hold repair and maintenance escrow of approximately $106,000 and $75,000, respectively, at December 31, 1998, which were established in the 1996 refinancing (see "Note F - Mortgage Notes Payable"). These escrows are included in restricted escrows.

Cash and Cash Equivalents

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership approximates its carrying value.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. Commercial office property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.

Loan Costs

Loan costs of approximately $238,000 less accumulated amortization of approximately $74,000 are included in other assets and are being amortized on a straight line basis over the life of the loans.

Lease Commissions

Lease commissions of approximately $169,000 less accumulated amortization of approximately $127,000 are included in other assets and are being amortized using the straight line method over the term of the applicable lease.

Advertising Costs

Advertising costs of approximately $94,000 in 1998 and $87,000 in 1997 are charged to expense as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has not completed its review of Statement 131 (See "Note I" for disclosure).

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $162,000 and $157,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $51,000 and $58,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $124,000 and $151,000 for the years ended December 31, 1998 and 1997, respectively. Included in these reimbursements are approximately $11,000 and $33,000 of construction oversight reimbursement in 1998 and 1997, respectively. These reimbursements are primarily included in operating, general and administrative expenses and investment properties.

During the year ended December 31, 1997, the Partnership paid affiliates of the General Partner approximately $5,500 for loan costs which were capitalized and included in other assets in the accompanying consolidated balance sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments. Additionally, the Partnership paid $6,000 and $69,000 to affiliates of the general partner for lease commissions on the Partnership's commercial property during the year ended December 31, 1998 and 1997, respectively. These lease commissions are included in other assets and amortized over the term of the respective leases.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the "Purchaser" acquired 43,795.8 units of limited partnership interest in the Partnership or 24.39% of the total outstanding units.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash. During November 1998, the tender offer was completed and the Second Purchaser acquired 11,175.00 units of limited partnership interest in the Partnership or 6.22% of the total outstanding units.

As a result of its ownership through affiliates of 58,006.8 limited partnership units or 32.31%, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,238,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1998. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners; therefore, no distributions were made in 1998 or 1997.

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

NOTE F - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                  Principal     Monthly                           Principal

                  Balance At    Payment     Stated                 Balance

                 December 31,  Including   Interest  Maturity       Due At

    Property         1998      Interest      Rate      Date        Maturity

                      (in thousands)                            (in thousands)


Aspen Ridge       $ 5,750       $  35      7.33%      11/03       $5,750


Sutton Place        2,746          23      9.125%     10/03        2,581


51 North High       2,492          19      9.0%       06/04        1,687

                  $10,988       $  77                             $10,018


Scheduled maturities of principal are as follows (in thousands):


         Years Ending December 31,

            1999                             $    165

            2000                                  173

            2001                                  182

            2002                                  191

            2003                                8,521

         Thereafter                             1,756

                                            $  10,988


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

To facilitate the debt restructuring of the 51 North High Street Building in 1996, the property was placed into a lower-tier partnership known as 51 North High Street, L.P. a wholly-owned subsidiary of the Partnership. At December 31, 1997, the General Partner's interest in the limited partnership was transferred to a wholly owned (by the Registrant) Limited Liability Company, CCP/V Fifty-One GP LLC, making the limited partnership wholly owned by the Registrant. The Partnership retained substantially all economic benefits from the property.

In July 1996, to facilitate the refinancing of the first mortgage indebtedness secured by the Sutton Place Apartments, the property was transferred to a lower-tier partnership known as Sutton Place CCPV, L.P., a wholly-owned subsidiary of the Partnership. At December 31, 1997, the General Partner's interest in the limited partnership was transferred to a wholly owned (by the Registrant) Limited Liability Company, CCP/V Sutton Place GP, LLC, making the limited partnership wholly owned by the Registrant. The Partnership retained substantially all economic benefits from the property. Under the terms of the refinancing agreement which was completed in September 1996, the new $2,800,000 mortgage note which bears interest at 9.125% and matures in October 2003, replaced the previous mortgage note of approximately $2,200,000.

In November 1996, the Partnership refinanced the mortgage encumbering Aspen Ridge Apartments. The total mortgage indebtedness of approximately $5,016,000 on the previous note was carried at a stated interest rate of 9.88%. The new mortgage indebtedness of $5,750,000 carries a stated interest rate of 7.33% with a balloon payment due November 1, 2003.

The mortgage notes payable are non-recourse and are secured by pledge of the respective Partnership's properties and by pledge of revenues from the properties. Prepayment penalties are required if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1998, are as follows (in thousands):


        Years Ending December 31,

            1999                          $  679

            2000                             149

            2001                             108

            2002                              85

            2003                              47

          Thereafter                          94

                                          $1,162




NOTE H - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION


                                         Initial Cost

                                         To Partnership

                                       (in thousands)

                                                   Buildings        Cost

                                                 and Related    Capitalized

                                                   Personal    Subsequent to

Description           Encumbrances       Land       Property     Acquisition

                     (in thousands)                             (in thousands)


Aspen Ridge           $ 5,750          $  593       $ 6,383       $1,786

Sutton Place            2,746             905         4,091        1,022

51 North High           2,492             561         5,157        1,089


Totals                $10,988          $2,059       $15,631       $3,897



                 Gross Amount At Which Carried

                    At December 31, 1998

                      (in thousands)

                        Buildings

                           And

                         Related

                        Personal            Accumulated    Date   Depreciable

Description     Land    Property    Total   Depreciation Acquired  Life-Years
                                           (in thousands)

Aspen Ridge   $  593     $ 8,169  $  8,762   $ 5,907    08/09/84    5-19

Sutton Place     850       5,168     6,018     4,169    07/06/84    5-19

51 North High    526       6,281     6,807     5,097    12/20/84    3-19


Totals        $1,969     $19,618  $ 21,587   $15,173


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):


                                              Years Ended December 31,

                                               1998           1997

Investment Properties

Balance at beginning of year                  $20,993       $20,362

  Property improvements                           594           786

  Disposals of property                            --          (155)


Balance at end of year                        $21,587       $20,993


Accumulated Depreciation

Balance at beginning of year                  $14,057       $13,071

  Additions charged to expense                  1,116         1,098

  Disposals of property                            --          (112)


Balance at end of year                        $15,173       $14,057


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is approximately $23,806,000 and $23,208,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $15,101,000 and $14,134,000, respectively.

NOTE I - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consists of another building located in Columbus, Ohio. This property leases space to a government agency, a bank, and various other businesses at terms ranging from 12 months to 10 years.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" Column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1998                RESIDENTIAL   COMMERCIAL   OTHER    TOTALS

Rental income                        $ 3,056      $ 1,208    $   --    $ 4,264
Other income                             142           20        32        194
Interest expense                         707          106        --        813
Depreciation                             770          346        --      1,116
General and administrative expense        --           --       199        199
Segment profit (loss)                    (16)          52      (167)      (131)
Total assets                           5,760        1,929       706      8,395
Capital expenditures for
  investment properties                  507           87        --        594

               1997

Rental income                        $ 2,967     $  1,200    $    --  $  4,167
Other income                             149           39        16        204
Interest expense                         708          110        --        818
Depreciation                             725          373        --      1,098
General and administrative expense        --           --       186        186
Segment loss                            (223)         (19)     (169)      (411)
Total assets                           6,092        2,239       485      8,816
Capital expenditures for
  investment properties                  638           148         --      786

Revenues from one tenant of the Partnership's commercial segment represents more than 10% of the Partnership's consolidated revenues.



                               1998                     1997

                        Amount      Percent       Amount     Percent

                    (in thousands)            (in thousands)


Government Agency      $ 792          19%        $ 723         17%



NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE K - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands, except unit data):

                                      For the Years Ended December 31,
                                              1998           1997

Net loss as reported                       $  (131)       $  (411)
Add (deduct):
   Depreciation differences                   149             266
   Unearned income                            (19)             41
   Loss on disposition of fixed assets         --              43
   Other                                       --               2
   Accruals and prepaids                       11             (12)

Federal taxable income (loss)             $    10         $   (71)

Federal taxable income (loss)
per limited partnership unit              $   .06         $  (.39)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficiency as reported                 $  (3,305)
Land and buildings                             2,220
Accumulated depreciation                          72
Syndication and distribution costs             4,935
Other                                           (386)
   Net assets - Federal tax basis          $   3,536


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

The names of the director and executive officers of ConCap Equities Inc. ("CEI"), the Partnership's General Partner, their ages and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                    Age   Position

Patrick J. Foye         41    Executive Vice President and Director

Timothy R. Garrick      42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to the director or officers for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to the director or officers of the General Partner for the year ended December 31, 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1998, no person or entity was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.


                                                 Number of         Percent

        Name and Address                           Units           Of Total


        Insignia Properties, LP                  2,936.00           1.64%

        (an affiliate of AIMCO)

        Madison River Properties LLC            43,795.80          24.39%

        (an affiliate of AIMCO)

        AIMCO Properties, LP                       100.00            .06%

        (an affiliate of AIMCO)

        Cooper River Properties LLC             11,175.00           6.22%

        (an affiliate of AIMCO)


Insignia Properties, L.P., Madison River Properties LLC, AIMCO Properties, LP and Cooper River Properties LLC are indirectly ultimately owned by AIMCO. The business address for Insignia Properties, LP, Madison River Properties LLC, and Cooper River Properties LLC is 55 Beattie Place, Greenville, SC 29601. The business address for AIMCO Properties, LP is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

No directors or officer of the General Partner owns any Units.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 32.31% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $162,000 and $157,000 for the years ended December 31, 1998 and 1997 respectively. For the nine months ended September 30, 1998 and the year ended December 31, 1997 affiliates of the General Partner were entitled to receive varying percentages of gross receipts of the Registrant's commercial property for providing property management services.
The Registrant paid to such affiliates $51,000 and $58,000 for the nine months ended September 30, 1998 and the year ended December 31, 1997. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $124,000 and $151,000 for the years ended December 31, 1998 and 1997, respectively. Included in these reimbursements are approximately $11,000 and $33,000 of construction oversight reimbursement in 1998 and 1997, respectively. These reimbursements are primarily included in operating, general and administrative expenses and investment properties.

During the year ended December 31, 1997, the Partnership paid affiliates of the General Partner approximately $5,500 for loan costs which were capitalized and included in other assets in the accompanying consolidated balance sheet. These loan costs related to the refinancing of the Aspen Ridge Apartments. Additionally, the Partnership paid $6,000 and $69,000 to affiliates of the general partner for lease commissions on the Partnership's commercial property during the year ended December 31, 1998 and 1997, respectively. These lease commissions are included in other assets and amortized over the term of the respective leases.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the "Purchaser" acquired 43,795.8 units of limited partnership interest in the Partnership or 24.39% of the total outstanding units.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash. During November 1998, the tender offer was completed and the Second Purchaser acquired 11,175.00 units of limited partnership interest in the Partnership or 6.22% of the total outstanding units.

As a result of its ownership through affiliates of 58,006.8 limited partnership units or 32.31%, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

      (a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.
           See Exhibit Index contained herein for listing of exhibits.

      (b)  Reports on Form 8-K filed during the fourth quarter of 1998:

           Current Report on Form 8-K dated October 1, 1998 and filing on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.


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




                                CONSOLIDATED CAPITAL PROPERTIES V

                                By:     CONCAP EQUITIES, INC.
                                        General Partner


                                By:     /s/Patrick J. Foye
                                        Patrick J. Foye
                                        Executive Vice President

                                By:     /s/Timothy R. Garrick
                                        Timothy R. Garrick
                                        Vice President - Accounting

                                Date:   March 26, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Patrick J. Foye                      Date:  March 26, 1999
     Patrick J. Foye
     Executive Vice President and Director



By:  /s/Timothy R. Garrick                   Date:  March 26, 1999
     Timothy R. Garrick
     Vice President - Accounting and Director



                               INDEX OF EXHIBITS


EXHIBIT NO.              DOCUMENT DESCRIPTION

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT.

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

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

27        Financial data schedule