Form 10QSB
period 1999-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 1999-05-12
CIK 725614

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period          to ________

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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999




Assets

  Cash and cash equivalents                               $ 1,277

  Receivables and deposits                                    396

  Restricted escrows                                          193

  Other assets                                                233

  Investment properties:

     Land                                    $  1,969

     Buildings and related personal property   19,752

                                               21,721

     Less accumulated depreciation            (15,458)      6,263

                                                          $ 8,362

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                        $    70

  Tenant security deposit liabilities                          56

  Accrued property taxes                                      453

  Other liabilities                                           149

  Mortgage notes payable                                   10,947

Partners' Deficit

  General partner                            $    (21)

  Special limited partners                        (50)

  Limited partners (179,537.20 units

     issued and outstanding)                   (3,242)     (3,313)


                                                          $ 8,362


          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)




                                                    Three Months Ended

                                                        March 31,

                                                    1999          1998

Revenues:

  Rental income                                    $1,079       $1,064

  Other income                                         35           46

     Total revenues                                 1,114        1,110

Expenses:

  Operating                                           486          464

  General and administrative                           53           48

  Depreciation                                        285          271

  Interest                                            201          208

  Property taxes                                       97          120

     Total expenses                                 1,122        1,111

Net loss                                           $   (8)      $   (1)

Net loss allocated to general partner (.2%)        $   --       $   --

Net loss allocated to limited partners (99.8%)         (8)          (1)

                                                   $   (8)      $   (1)

Net loss per limited partnership unit              $(0.04)      $   --


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

Net loss for the

  three months ended

  March 31, 1999                 --       --       --         (8)        (8)

Partners' deficit at

  March 31, 1999         179,537.20 $    (21) $   (50)  $ (3,242)   $(3,313)


          See Accompanying Notes to Consolidated Financial Statements




d)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                        Three Months Ended

                                                             March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net loss                                               $   (8)    $   (1)

  Adjustments to reconcile net loss to net cash

    provided by operating activities:

    Depreciation                                            285        271

    Amortization of lease commissions, loan costs,

      and debt forgiveness                                   (6)        (2)

    Change in accounts:

      Receivables and deposits                                1        104

      Other assets                                          (23)        11

      Accounts payable                                       13       (102)

      Tenant security deposit liabilities                     2         (3)

      Accrued property taxes                                 (7)       (65)

      Other liabilities                                       8        (49)

         Net cash provided by operating activities          265        164

Cash flows from investing activities:

  Property improvements and replacements                   (134)       (69)

  Net (deposits to) withdrawals from restricted escrows     (11)        11

  Proceeds from sale of investments                          --        100

         Net cash (used in) provided by

           investing activities                            (145)        42

Cash flows from financing activities:

  Payments on mortgage notes payable                        (20)       (27)

         Net cash used in financing activities              (20)       (27)

Net increase in cash and cash equivalents                   100        179

Cash and cash equivalents at beginning of period          1,177        574

Cash and cash equivalents at end of period               $1,277     $  753

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  192     $  211


          See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, ("AIMCO") with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $41,000 and $40,000 for the three months ended March 31, 1999 and 1998, respectively. For the three months ended March 31, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $19,000 for the three months ended March 31, 1998. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by an unrelated party.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $30,000 for the three months ended March 31, 1999 and 1998, respectively.

During the three months ended March 31, 1998, the Partnership paid to affiliates of the General Partner approximately $1,000 for lease commissions on the Partnership's commercial property. No such costs were incurred for the three months ended March 31, 1999. These lease commissions are included in other assets and amortized over the term of the respective leases.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 43,795.8 units of limited partnership interest in the Partnership or 24.39% of the total outstanding units.

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

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,338,000, are less than the reserve requirement of approximately $1,760,000 at March 31, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners; therefore, no distributions were made for either of the three months ended March 31, 1999 or 1998.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in West Chicago, Illinois and Corpus Christi, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Columbus, Ohio. This property leases space to a government agency, a bank, and various other businesses at terms ranging from 12 months to 10 years.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                Residential Commercial   Other     Totals

Rental income                        $   780     $   299    $   --   $ 1,079
Other income                              27           1         7        35
Interest expense                         177          24        --       201
Depreciation                             198          87        --       285
General and administrative expense        --          --        53        53
Segment profit (loss)                     37           1       (46)       (8)
Total assets                           5,590       1,845       927     8,362
Capital expenditures for
  investment properties                  126           8        --       134


               1998

Rental income                        $   755    $    309   $    --  $  1,064
Other income                              29           7        10        46
Interest expense                         177          31        --       208
Depreciation                             186          85        --       271
General and administrative expense        --          --        48        48
Segment profit (loss)                      1          36       (38)       (1)
Total assets                           5,836       2,107       611     8,554
Capital expenditures for
  investment properties                   42          27        --        69

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                     1999        1998
Aspen Ridge Apartments
   West Chicago, Illinois             95%         94%

Sutton Place Apartments
   Corpus Christi, Texas              94%         92%

51 North High Street Building
   Columbus, Ohio                    100%        100%

Results of Operations


The Partnership's net loss for the three months ended March 31, 1999 was approximately $8,000 as compared to approximately $1,000 for the three months ended March 31, 1998. The increase in net loss was due to an increase in total expenses, which was partially offset by an increase in total revenues. The increase in total revenues was due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to the increase in average rental rates at all three of the Partnership's investment properties and an increase in occupancy at the Partnership's residential properties. This increase in rental income was partially offset by a decrease in other income as a result of a decrease in tenant reimbursement income due to a decrease in miscellaneous tenant charges and operating expense recovery income at 51 North High Street, the Partnership's commercial property.

Total expenses increased primarily due to an increase in operating expense and to a lesser extent an increase in depreciation expense and general and administrative expense, which was partially offset by a decrease in property taxes and to a lesser extent interest expense. Operating expense increased due to increases in property expenses and administrative expenses. Property expenses increased primarily due to an increase in electricity bills at 51 North High and Aspen Ridge Apartments due to the timing of payments. The decrease in property taxes is attributable to a refund of taxes at Sutton Place from 1997 payments.

General and administrative expense increased as a result of an increase in legal costs associated with the legal case as noted in "Note F - Legal Proceedings". Depreciation expense increased due to an increase in property improvement expenditures at all three of the Partnership's investment properties. Interest expense decreased slightly due to a decrease in mortgage principal. Included in general and administrative expenses for the three months ended March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,277,000 as compared to approximately $753,000 at March 31, 1998. Cash and cash equivalents increased approximately $100,000 during the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $265,000 of cash provided by operating activities, which was partially offset by approximately $20,000 of cash used in financing activities and approximately $145,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements and net deposits to the escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,338,000, are less than the reserve requirement of approximately $1,760,000 at March 31, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Aspen Ridge Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $210,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $266,000 for 1999 consisting of HVAC condensing unit replacement, parking lot, and swimming pool repairs. As of March 31, 1999, approximately $112,000 has been incurred consisting primarily of appliance and floor covering replacements, interior building improvements and exterior painting.

Sutton Place Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $192,000 for 1999 consisting of HVAC condensing unit replacement, parking lot repairs and swimming pool repairs. As of March 31, 1999, approximately $14,000 has been incurred consisting primarily of appliance and floor covering replacements.

51 North High Building

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for 1999 consisting of tenant improvements and interior and exterior repairs.
As of March 31, 1999 approximately $8,000 has been incurred consisting primarily of tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,947,000 is amortized over varying periods with required balloon payments ranging from November 1, 2003 to June 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions to the partners during the three months ended March 31, 1999 and 1998. No distributions are expected to be made in 1999 since the Partnership's working capital reserves do not meet the 5% of Net Invested Capital requirement.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 32.31% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for the additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP.


While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K.

     None filed for the quarter ended March 31, 1999.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CONSOLIDATED CAPITAL PROPERTIES V

                              By:  CONCAP EQUITIES, INC.
                                   General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President Finance and
                                   Administration


                              Date: May 12, 1999