Form 10QSB
period 1999-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1999-08-05
CIK 725614

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


                  For the quarterly period ended June 30, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999

Assets

  Cash and cash equivalents                                       $ 1,252

  Receivables and deposits                                            337

  Restricted escrows                                                  227

  Other assets                                                        267

  Investment properties:

     Land                                             $  1,969

     Buildings and related personal property            19,918

                                                        21,887

     Less accumulated depreciation                     (15,728)     6,159

                                                                  $ 8,242
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                $    40

  Tenant security deposit liabilities                                  66

  Accrued property taxes                                              397

  Other liabilities                                                   132

  Mortgage notes payable                                           10,906

Partners' Deficit

  General partner                                     $    (21)

  Special limited partners                                 (50)

  Limited partners (179,537.20 units

     issued and outstanding)                            (3,228)    (3,299)


                                                                  $ 8,242


          See Accompanying Notes to Consolidated Financial Statements
b)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)


                                   Three Months Ended         Six Months Ended

                                        June 30,                  June 30,

                                   1999         1998         1999         1998

Revenues:

  Rental income                  $1,061     $1,058         $2,140       $2,122

  Other income                       49         59             84          105

     Total revenues               1,110      1,117          2,224        2,227

Expenses:

  Operating                         472        552            958        1,016

  General and administrative         52         51            105           99

  Depreciation                      270        278            555          549

  Interest                          201        213            402          421

  Property taxes                    101        122            198          242

     Total expenses               1,096      1,216          2,218        2,327


       Net income (loss)         $   14     $  (99)        $    6       $ (100)

Net income (loss) allocated to

  general partner (.2%)          $   --     $   --         $   --       $   --

Net income (loss) allocated to

  limited partners (99.8%)           14        (99)             6         (100)

       Net income (loss)         $   14     $  (99)        $    6       $ (100)

Net income (loss) per limited

  partnership unit:              $  .08     $ (.55)        $  .03       $ (.56)


          See Accompanying Notes to Consolidated Financial Statements
c)
                       CONSOLIDATED CAPITAL PROPERTIES V

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)





                               Limited              Special

                             Partnership  General   Limited  Limited

                                Units     Partner  Partners  Partners   Total

Original capital

  contributions                  180,037  $     1   $   --   $45,009   $45,010


Partners' deficit at

  December 31, 1998           179,537.20  $   (21)  $  (50)  $(3,234)  $(3,305)


Net income for the six months

  ended June 30, 1999                 --       --       --         6         6


Partners' deficit at

  June 30, 1999               179,537.20 $    (21) $   (50) $ (3,228)  $(3,299)


          See Accompanying Notes to Consolidated Financial Statements



d)
                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999         1998

Cash flows from operating activities:

Net income (loss)                                        $    6       $ (100)

 Adjustments to reconcile net income (loss) to net

 cash provided by operating activities:

    Depreciation                                            555          549

    Amortization of lease commission,

      loan costs, and debt forgiveness                       (4)           8

    Change in accounts:

      Receivables and deposits                               60          144

      Other assets                                          (21)           3

      Accounts payable                                      (17)         (38)

      Tenant security deposit liabilities                    12           (3)

      Accrued property taxes                                (63)         (67)

      Other liabilities                                      (9)         (28)

         Net cash provided by operating activities          519          468

Cash flows from investing activities:

  Property improvements and replacements                   (300)        (278)

  Net (deposits to) withdrawals from restricted escrows     (45)          59

  Lease commissions                                         (58)          (5)

  Proceeds from sale of investments                          --          100

         Net cash used in investing activities             (403)        (124)

Cash flows from financing activities:

  Payments on mortgage notes payable                        (41)         (41)

         Net cash used in financing activities              (41)         (41)

Net increase in cash and cash equivalents                    75          303

Cash and cash equivalents at beginning of period          1,177          574

Cash and cash equivalents at end of period               $1,252       $  877

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  385       $  399


          See Accompanying Notes to Consolidated Financial Statements



e)
                       CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of its lower-tier limited partnerships (Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P.). At December 31, 1997, the General Partner's interest in each of these three limited partnerships was transferred to three wholly owned (by the Registrant) Limited Liability Companies making the entities wholly owned by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $84,000 and $80,000 for the six months ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 and 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $2,000 and $36,000 for the six months ended June 30, 1999 and 1998, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by both an affiliate of the General Partner and an unrelated party. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $59,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these reimbursements is approximately $6,000 and $1,000 of construction oversight reimbursement for the six months ended June 30, 1999 and 1998, respectively. These reimbursements are included in operating and general and administrative expenses.

During the six months ended June 30, 1998, the Partnership paid to affiliates of the General Partner approximately $6,000 for lease commissions on the Partnership's commercial property. No such costs were incurred for the six months ended June 30, 1999. These lease commissions are included in other assets and amortized over the term of the respective leases.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 55,455.45 (28.07%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $30 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,853.70 units.
As a result, AIMCO and its affiliates currently own 63,500.50 units of limited partnership interest in the Partnership representing 35.37% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

During December 1997, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 70,000 of the outstanding units of limited partnership interest in the Partnership, at $30 per Unit, net to the seller in cash. During February 1998, the tender offer was completed and the Purchaser acquired 43,795.8 units of limited partnership interest at $30 per Unit in the Partnership or 24.39% of the total outstanding units.

On July 30, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 40,000 of the outstanding units of limited partnership interest in the Partnership, at $33 per unit, net to the seller in cash. During November 1998, the tender offer was completed and the Second Purchaser acquired 11,175.00 units of limited partnership interest at $33 per Unit in the Partnership or 6.22% of the total outstanding units.

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,323,000, are less than the reserve requirement of approximately $1,760,000 at June 30, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners; therefore, no distributions were made for the six month periods ended June 30, 1999 or 1998.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.

               1999                Residential Commercial    Other    Totals

Rental income                        $ 1,544     $   596    $    --   $ 2,140
Other income                              67           2         15        84
Interest expense                         353          49         --       402
Depreciation                             397         158         --       555
General and administrative expense        --          --        105       105
Segment profit (loss)                     54          42        (90)        6
Total assets                           5,550       1,816        876     8,242
Capital expenditures for
  investment properties                  288          12         --       300

               1998

Rental income                        $ 1,499   $    623   $     --   $  2,122
Other income                              73         14         18        105
Interest expense                         354         67         --        421
Depreciation                             376        173         --        549
General and administrative expense        --         --         99         99
Segment (loss) profit                    (47)        28        (81)      (100)
Total assets                           5,676      2,035        802      8,513
Capital expenditures for
  investment properties                  199          79         --       278

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                     1999        1998
Aspen Ridge Apartments
   West Chicago, Illinois             95%         93%

Sutton Place Apartments
   Corpus Christi, Texas              93%         91%

51 North High Street Building
   Columbus, Ohio                     99%        100%

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $14,000 and $6,000, respectively, as compared to a net loss of approximately $99,000 and $100,000 for the three and six months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999 is attributable to a decrease in total expenses which was slightly offset by a decrease in total revenues.

Total expenses decreased for the three and six months ended June 30, 1999 as compared to the comparable periods in 1998 primarily as a result of decreases in both operating expenses and property tax expense and to a lesser extent a decrease in interest expense. Operating expense decreased due to a decrease in insurance and maintenance expense. Insurance expense decreased at all the investment properties due to a change in insurance carriers during the current year. Maintenance expense decreased as a result of a decrease in interior building repairs and landscaping at all of the Partnership's investment properties. Property taxes decreased due to a refund of taxes at Sutton Place from 1997 payments and to a decrease in the assessment value of 51 North High Street.

Included in general and administrative expenses for the six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,252,000 as compared to approximately $877,000 at June 30, 1998. Cash and cash equivalents increased approximately $75,000 during the six months ended June 30, 1999 from the Partnership's year end, primarily due to approximately $519,000 of cash provided by operating activities, which was partially offset by approximately $41,000 of cash used in financing activities and approximately $403,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, lease commissions and net deposits to the escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,323,000, are less than the reserve requirement of approximately $1,760,000 at June 30, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

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

Aspen Ridge Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $210,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $266,000 for 1999 which include certain of the required improvements and consist of HVAC condensing unit replacement, appliance and floor covering replacements, painting and interior building improvements, parking lot, and swimming pool repairs. As of June 30, 1999, approximately $187,000 has been incurred consisting primarily of appliance and floor covering replacements, interior building improvements, exterior painting and pool improvements. As of June 30, 1999 the exterior painting is substantially complete.

Sutton Place Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, approximately $192,000 for 1999 which include certain of the required improvements and consist of HVAC condensing unit appliance replacement, and floor covering replacements, structural improvements,
parking lot repairs and swimming pool repairs.   As of June 30, 1999,
approximately $101,000 has been incurred consisting primarily of appliance and floor covering replacements, HVAC condensing unit replacements, structural improvements and parking lot improvements.

51 North High Building

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for 1999 which include certain of the required improvements and consist of tenant improvements and interior and exterior repairs. As of June 30, 1999 approximately $12,000 has been incurred consisting primarily of tenant improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,906,000 is amortized over varying periods with required balloon payments ranging from November 1, 2003 to June 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions to the partners during the six months ended June 30, 1999 and 1998. No distributions are expected to be made in 1999 since the Partnership's working capital reserves do not meet the 5% of Net Invested Capital requirement.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 55,455.45 (28.07%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $30 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 4,853.70 units.
As a result, AIMCO and its affiliates currently own 63,500.50 units of limited partnership interest in the Partnership representing 35.37% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  Reports on Form 8-K.

     None filed for the quarter ended June 30, 1999.

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


                                        Date: August 4, 1999