Form 10QSB
period 1999-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 1999-11-12
CIK 725614

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-13083


                       CONSOLIDATED CAPITAL PROPERTIES V
       (Exact name of small business issuer as specified in its charter)

        California                                     94-2918560
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                         55 Beattie Place, PO Box 1089
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
                        (in thousands, except unit data)

                               September 30, 1999


Assets
Cash and cash equivalents                                            $  1,376
Receivables and deposits (net of allowance of $12
for doubtful accounts)                                                    310
Restricted escrows                                                        265
Other assets                                                              247
Investment properties:
Land                                                     $   1,969
Buildings and related personal property                     20,013
                                                            21,982
   Less accumulated depreciation                           (16,013)     5,969
                                                                     $  8,167
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                     $     83
Tenant security deposit liabilities                                        76
Accrued property taxes                                                    389
Other liabilities                                                         138
Mortgage notes payable                                                 10,869
Partners' Deficit
General partner                                          $    (21)
Special limited partners                                      (50)
Limited partners (179,537.20 units issued and
outstanding)                                               (3,317)     (3,388)
                                                                     $  8,167


          See Accompanying Notes to Consolidated Financial Statements


b)

                       CONSOLIDATED CAPITAL PROPERTIES V

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                         1999       1998      1999      1998
Revenues:
Rental income                          $ 1,078    $ 1,080    $ 3,218   $ 3,202
Other income                                59         44        143       149
Total revenues                           1,137      1,124      3,361     3,351

Expenses:
Operating                                  565        544      1,523     1,560
General and administrative                  53         52        158       151
Depreciation                               285        297        840       846
Interest                                   205        191        607       612
Property taxes                             118        115        316       357
Total expenses                           1,226      1,199      3,444     3,526

Net loss                               $   (89)   $   (75)  $   (83)  $   (175)

Net loss allocated to general
partner (.2%)                          $    --    $    --   $    --   $    --

Net loss allocated to limited
partners (99.8%)                           (89)       (75)      (83)      (175)

Net loss                               $   (89)   $   (75)  $   (83)  $   (175)

Net loss per limited partnership unit  $  (.50)   $  (.41)  $  (.47)  $   (.97)

          See Accompanying Notes to Consolidated Financial Statements


c)

                       CONSOLIDATED CAPITAL PROPERTIES V
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                Limited            Special
                              Partnership General  Limited   Limited
                                 Units    Partner Partners   Partners    Total

Original capital
  contributions                  180,037 $     1  $    --   $ 45,009  $  45,010

Partners' deficit
at December 31, 1998          179,537.20 $   (21) $   (50)  $ (3,234) $  (3,305)

Net loss for the nine months
ended September 30, 1999              --      --       --        (83)       (83)

Partners' deficit
at September 30, 1999         179,537.20 $   (21) $   (50)  $ (3,317) $  (3,388)


          See Accompanying Notes to Consolidated Financial Statements


d)
                       CONSOLIDATED CAPITAL PROPERTIES V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash flows from operating activities:
Net loss                                                 $   (83)    $ (175)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                                 840        846
Amortization of lease commissions,
loan costs, and debt forgiveness                              (3)        (5)
  Change in accounts:
Receivables and deposits                                      87        101
Other assets                                                 (23)         5
Accounts payable                                              26        (85)
Tenant security deposit liabilities                           22         (4)
Accrued property taxes                                       (71)       (63)
Other liabilities                                             (3)       (12)
Net cash provided by operating activities                    792        608
Cash flows from investing activities:
Property improvements and replacements                      (395)      (443)
Net (deposits to) withdrawals from restricted escrows        (83)        27
Lease commissions paid                                       (58)        (5)
Proceeds from sale of investments                             --        100
Net cash used in investing activities                       (536)      (321)

Cash flows from financing activities:
Payments on mortgage notes payable                           (57)       (63)
Net increase in cash and cash equivalents                    199        224
Cash and cash equivalents at beginning of period           1,177        574
Cash and cash equivalents at end of period               $ 1,376     $  798

Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   581     $   598

          See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation:

The Partnership's consolidated financial statements include the accounts of its lower tier limited partnerships (Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P.). At December 31, 1997, the General Partner's interest in each of these three limited partnerships was transferred to three wholly owned (by the Registrant) Limited Liability Companies making the entities wholly owned by the Registrant. All significant interpartnership balances have been eliminated.

Reclassifications:

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTNERS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $126,000 and $121,000 for the nine months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $4,000 and $51,000 for the nine months ended September 30, 1999 and 1998, respectively. Effective October 1, 1998 (the effective date of the Insignia Merger) these services for the commercial property were provided by both an affiliate of the General Partner and an unrelated party. These fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $96,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these reimbursements is approximately $6,000 and $11,000 of construction oversight reimbursement for the nine months ended September 30, 1999 and 1998, respectively. These reimbursements are included in investment property and general and administrative expenses.

During the nine months ended September 30, 1998, the Partnership paid to affiliates of the General Partner approximately $6,000 for lease commissions on the Partnership's commercial property. No such costs were paid to affiliates for the nine months ended September 30, 1999. These lease commissions are included in other assets and are amortized over the term of the respective leases.

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

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 55,455.45 (approximately 30.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $30 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 5,855.70 units.
As a result, AIMCO and its affiliates currently own 64,502.50 units of limited partnership interest in the Partnership representing approximately 35.93% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note F - Legal Proceedings").

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,455,000, are less than the reserve requirement of approximately $1,760,000 at September 30, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners; therefore, no distributions were made for the nine month periods ended September 30, 1999 or 1998.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segments are the same as those in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segments.


               1999                 Residential   Commercial  Other    Totals
                                                  (in thousands)

Rental income                          $2,326      $   892    $  --    $ 3,218
Other income                              114            8       21        143
Interest expense                          529           78       --        607
Depreciation                              602          238       --        840
General and administrative expense         --           --       158       158
Segment profit (loss)                      21           33      (137)      (83)
Total assets                            5,528        1,801       838     8,167
Capital expenditures for
  investment properties                   372           23       --       395

               1998                 Residential   Commercial   Other    Totals
                                                  (in thousands)

Rental income                         $ 2,285      $   917    $    --  $ 3,202
Other income                              103           19         27      149
Interest expense                          531           81         --      612
Depreciation                              572          274         --      846
General and administrative expense         --           --        151      151
Segment (loss) profit                     (76)          25       (124)    (175)
Total assets                             5,648       1,957        751    8,356
Capital expenditures for
  investment properties                   357           86         --      443

NOTE F - LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Aspen Ridge Apartments                      95%        94%
  West Chicago, Illinois
Sutton Place Apartments                     92%        91%
  Corpus Christi, Texas
51 North High Street Building               98%        100%
  Columbus, Ohio

The General Partner is currently in negotiations to sell this property to an unaffiliated third party. There can be no assurance that the General Partner will be successful in its negotiations or that the property will ultimately be sold.

Results of Operations

The Registrant's net loss for the three and nine months ended September 30, 1999 was approximately $89,000 and $83,000, respectively, as compared to a net loss of approximately $75,000 and $175,000 for the three and nine months ended September 30, 1998. The increase in net loss for the three months ended September 30, 1999 was due to an increase in total expenses, which was offset by a small increase in total revenues. The increase in total revenues is the result of an increase in other income. Other income increased primarily due to an increase in miscellaneous income. Total expenses increased for the three months ended September 30, 1999 as a result of an increase in operating and interest expense, which was offset by a decrease in depreciation. Operating expense increased due to an increase in property expenses as a result of an increase in salaries and related employee benefits for the three months. Interest expense increased for the three months as a result of the amortization method utilized to calculate interest on the debt on 51 North High Street.

The decrease in net loss for the nine months ended September 30, 1999 is due to a decrease in total expense and to a lesser extent to an increase in total revenues. Total revenue increased due to an increase in rental income. Rental income increased primarily due to an increase in average annual rental rates at all three of the Registrant's investment properties and to the increases in occupancy at Aspen Ridge Apartments and Sutton Place Apartments, which offset the slight decrease in occupancy at 51 North High Street Building. Total expenses decreased primarily due to a decrease in operating expense and property tax expense. Operating expense decreased due to a decrease in insurance and maintenance expense. Insurance expense decreased at all of the investment properties due to a change in insurance carriers during the fourth quarter of 1998. Maintenance expense decreased as a result of a decrease in interior building improvements at all of the Partnership's investment properties, which was offset by an increase in interior painting at the residential properties. Property tax decreased due to a refund of taxes in 1999 at Sutton Place Apartment from 1997 property tax payments and to a decrease in the assessment value of 51 North High Street Building.

General and administrative, interest and depreciation expense remained relatively constant for the comparable periods. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,376,000 as compared to approximately $798,000 at September 30, 1998. Cash and cash equivalents increased approximately $199,000 during the nine months ended September 30, 1999 from the Partnership's year end, primarily due to approximately $792,000 of cash provided by operating activities, which was partially offset by approximately $57,000 of cash used in financing activities and approximately $536,000 of cash used in investing activities.
Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements, lease commissions and net deposits to the escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,455,000, are less than the reserve requirement of approximately $1,760,000 at September 30, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties.

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

Aspen Ridge Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the General Partner on interior improvements, it is estimated that the property requires approximately $210,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $266,000 for 1999 which include certain of the required improvements and consist of HVAC condensing unit replacement, appliance and floor covering replacements, interior building, parking lot, and swimming pool improvements. As of September 30, 1999, approximately $241,000 has been incurred consisting primarily of appliance and floor covering replacements, HVAC condensing unit replacements, interior building improvements, exterior building enhancements and pool improvements. As of September 30, 1999 the exterior building enhancements are substantially complete. These improvements were funded from the Partnership's replacement reserve account.

Sutton Place Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the General Partner on interior improvements, it is estimated that the property requires approximately $169,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $192,000 for 1999 which include certain of the required improvements and consist of HVAC condensing unit replacement, appliance and floor covering replacements, structural improvements, parking lot improvements and swimming pool improvements. As of September 30, 1999, approximately $131,000 has been incurred consisting primarily of appliance and floor covering replacements, HVAC condensing unit replacements, structural improvements and parking lot improvements. These improvements were funded from Partnership reserves and operations.

51 North High Building

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the General Partner on interior improvements, it is estimated that the property requires approximately $300,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $53,000 for 1999 which include certain of the required improvements and consist of tenant improvements and interior and exterior improvements. As of September 30, 1999, approximately $23,000 has been incurred consisting primarily of tenant improvements and roof replacement. These improvements were funded from Partnership reserves and operations. The General Partner is currently in negotiations to sell this property to an unaffiliated third party. There can be no assurance that the General Partner will be successful in its negotiations or that the property will ultimately be sold.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,869,000 is amortized over varying periods with required balloon payments ranging from November 1, 2003 to June 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

There were no cash distributions to the partners during the nine months ended September 30, 1999 and 1998. No distributions are expected to be made in 1999 since the Partnership's working capital reserves do not meet the 5% of Net Capital requirement.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 55,455.45 (approximately 30.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $30 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 5,855.70 units.
As a result, AIMCO and its affiliates currently own 64,502.50 units of limited partnership interest in the Partnership representing approximately 35.93% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund.
The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999


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



                                 CONSOLIDATED CAPITAL PROPERTIES V

                                 By:     CONCAP EQUITIES, INC.
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 10, 1999