Form 10KSB
period 1999-12-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 2000-03-30
CIK 725614

March 29, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Properties V
      Form 10-KSB

      File No. 0-13083


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                     FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina, 29602
                    (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

              Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $3,283,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1983 through 1985, during its acquisition phase, the Registrant acquired eleven existing properties. The Registrant continues to own and operate three of these properties, see "Item 2, Description of Properties", below for a description of the partnership's remaining properties.

On December 10, 1984, the Partnership sold pursuant to Registration Statements filed with the Securities and Exchange Commission (the "SEC") 180,037 units of limited partnership interest ("Units") at $250 each, or gross proceeds of approximately $45,009,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. With respect to the Partnership's residential properties these services were provided by affiliates of the General Partner for the years ended December 31, 1999 and 1998. With respect to the Partnership's sole commercial property these services were provided by affiliates of the General Partner for the nine months ended September 30, 1998. As of October 1, 1998 the management services were provided by an unaffiliated third party.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential and commercial properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments and commercial space at the Registrant's properties and the rents that may be charged for such apartments and space. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential and commercial properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Registrant's investments in properties:


                            Date of
Property                    Purchase     Type of Ownership (1)             Use

Aspen Ridge Apartments      08/09/84  Fee ownership subject             Apartment
 West Chicago, Illinois               to first mortgage                 253 units

Sutton Place Apartments     07/06/84  Fee ownership subject             Apartment
  Corpus Christi, Texas               to first mortgage                 201 units

51 North High Building      12/20/84  Fee ownership subject          Office Building
 Columbus, Ohio (2)                   to first mortgage               approximately
                                                                     86,000 sq. ft.


(1) All of the properties are held 100% by a Limited Partnership which in turn is held by a Limited Liability Company of which the Registrant is the sole member.

(2)   Property is currently being held for sale.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying   Accumulated                        Federal
Property                    Value     Depreciation    Rate    Method    Tax Basis
                               (in thousands)                         (in thousands)

Aspen Ridge               $  9,067     $  6,433     5-19 yrs    S/L      $ 2,866
Sutton Place                 6,200        4,451     5-19 yrs    S/L        2,502
51 North High (1)            6,863        5,415     3-19 yrs    S/L        2,898

     Totals               $ 22,130     $ 16,299                          $ 8,266

(1)   Balance is included in Item 7.  Financial  Statements - Investment  in  Discontinued
      Operations."


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note M - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                           Principal                           Principal
                          Balance At                            Balance
                         December 31,  Interest   Maturity       Due At
        Property             1999        Rate       Date      Maturity (2)
                        (in thousands)                       (in thousands)

Aspen Ridge                $ 5,750       7.33%      11/03      $ 5,750

Sutton Place                 2,716      9.125%      10/03        2,581

51 North High (1)            2,366       9.0%       06/04        1,687
                           $10,832                             $10,018

(1) Balance is included in Item 7. Financial Statements - Investment in Discontinued Operations.

(2) See "Item 7. Financial Statements, Note G" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for each property were as follows:

                                       Average Annual            Average Annual
                                        Rental Rates                Occupancy
 Property                           1999          1998         1999        1998

 Aspen Ridge                      $8,796         $8,489         94%         94%
 Sutton Place                      6,463          6,304         92%         91%
 51 North High                     14.31          14.26         98%        100%

The average annual rental rate for 51 North High Street is per square foot. The rate is per unit for the apartment properties, Aspen Ridge, and Sutton Place.

As noted under "Item 1.  Description of Business",  the real estate  industry is highly competitive. All of the Partnership's properties are subject to competition from other retail centers and residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Aspen Ridge and Sutton Place are apartment complexes which lease units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. 51 North High is an office complex which leases available rental space on terms ranging from one to ten years. Information as to lease expirations at 51 North High and tenants whom lease 10% or more of the available rental space at 51 North High is listed below. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

The following is a schedule of lease expirations at 51 North High for the years 2000-2007:


                      Number of                                          % of Gross
                     Expirations      Square Feet      Annual Rent      Annual Rent
                                                      (in thousands)
  51 North High
       2000               3              12,883            $183            15.3%
       2001               4              64,114             922            76.7%
       2002               0                  --              --              --
       2003               2              2,889               52             4.3%
       2004               1              1,235               13             1.1%
    2005-2006             0                 --               --              --
       2007               1              1,733               31             2.6%


The following schedule presents information on tenants leasing 10% or more of the leasable square footage for 51 North High:

                                                                        Percent of
                      Square Footage   Annual Rent Per      Lease      Gross Annual
Nature of Business        Leased         Square Foot     Expiration        Rent

Government Agency         56,772           $14.37          6/30/01         67.9%
Bank                      10,666            14.87          5/31/00         13.2%

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                    1999             1999
                                   Billing           Rate
                               (in thousands)

Aspen Ridge Apartments (1)          $253             8.23%
Sutton Place Apartments              132             3.08%
51 North High Building (1)            60             5.61%

(1)   Estimate is based on 1998 billing, since 1999 bill has not been received.

Capital Improvements:

Aspen Ridge Apartments: The Partnership completed approximately $305,000 in capital expenditures at Aspen Ridge Apartments as of December 31, 1999, consisting primarily of appliances, air conditioning, light fixtures and floor covering replacements, pool upgrades, major landscaping, exterior painting, and parking lot improvements. These improvements were funded primarily from partnership replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $75,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Sutton Place Apartments: The Partnership completed approximately $182,000 in capital expenditures at Sutton Place Apartments as of December 31, 1999, consisting primarily of appliances, air conditioning, floor covering replacements, pool upgrades, parking lot and structural improvements. These improvements were funded primarily from partnership replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $60,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

51 North High Building: The Partnership completed approximately $56,000 in capital expenditures at 51 North High Building as of December 31, 1999, consisting primarily of roof replacements and tenant improvements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. As the property is currently being held for sale improvements are anticipated to be made only on an as needed basis to maintain the property in good condition for sale.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of the security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Units of Limited Partnership and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 180,037 limited partnership units aggregating $45,009,000. The Partnership currently has 2,868 holders of record owning an aggregate of 179,537.2 Units. Affiliates of the General Partner owned 80,775.1 units or approximately 44.99% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

There were no cash distributions to the partners during 1999 or 1998. The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,738,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these, and prior tender offers, AIMCO and its affiliates own 80,775.1 limited partnership units in the Partnership representing approximately 44.99% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Registrant's net loss for the year ended December 31, 1999 was approximately $129,000 as compared to a net loss of approximately $131,000 for the year ended December 31, 1998 (See "Note L" of Item 7. Financial Statements for a reconciliation of these amounts to the Registrant's federal taxable income). The registrant's loss before discontinued operations for the year ended December 31, 1999 was approximately $179,000 as compared to approximately $183,000 for the year ended December 31, 1998. The loss before discontinued operations remained relatively constant for the comparable periods. Total revenues increased due to an increase in rental income primarily due to an increase in average annual rental rates at both of the Registrant's residential properties. The increase in rental income was partially offset by a decrease in other income as a result of a reduction of cash balances maintained in interest bearing accounts.

The increase in total revenues was partially offset by an increase in total expenses. Total expenses increased as a result of an increase in general and administrative expense and depreciation expense which was partially offset by a decrease in property tax expense. Depreciation expense increased as a result of property improvements and replacements placed into service during late 1998 and 1999. Property tax expense decreased due to a refund of taxes in 1999 at Sutton Place Apartments from 1997 property tax payments.

General and administrative expense increased due to an increase in professional fees. Included in general and administrative expense for the years ended December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audits and appraisals required by the Partnership Agreement are also included.

The Partnership's commercial property, 51 North High Street Building, located in Columbus, Ohio, is currently being marketed for sale to an unaffiliated third party; therefore, this segment has been reported as a discontinued operation.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $55,000 ($0.31 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Registrant held cash and cash equivalents of approximately $1,660,000, compared to approximately $1,177,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $483,000 is due to approximately $1,109,000 of cash provided by operating activities, which is partially offset by approximately $470,000 of cash used in investing activities and approximately $156,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and was partially offset by the net receipts from restricted escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the residential properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $136,200. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $10,832,000 (of which $2,366,000 is included in investment in discontinued operations) matures at various times with balloon payments due during 2003 and 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,738,000, are less than the reserve requirement of approximately $1,760,000 at December 31, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners.

There  were  no   distributions  to  the  Partners  during  1999  and  1998.  No distributions are expected to be made in 2000 since the Partnership's working capital reserves do not meet the 5% of Net Invested Capital requirement.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these, and prior tender offers, AIMCO and its affiliates own 80,775.1 limited partnership units in the Partnership representing approximately 44.99% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

CONSOLIDATED CAPITAL PROPERTIES V

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors

The Partners

Consolidated Capital Properties V

We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties V as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties V at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note M to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 24, 2000



                        CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                              $  1,660
   Receivables and deposits                                                    331
   Restricted escrows                                                          109
   Other assets                                                                162
   Investment properties (Notes G and I):
      Land                                                 $  1,443
      Buildings and personal property                        13,824
                                                             15,267

      Less accumulated depreciation                         (10,884)         4,383
                                                                          $  6,645

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $     87
   Tenant security deposit liabilities                                          72
   Accrued property taxes                                                      398
   Other liabilities                                                           167
   Mortgage notes payable (Note G)                                           8,466
   Investment in discontinued operations (Note C)                              889

Partners' Deficit

   General partner                                         $      (21)
   Special limited partners                                       (48)
   Limited partners (179,537.20 units
      issued and outstanding)                                  (3,365)      (3,434)
                                                                          $  6,645

          See Accompanying Notes to Consolidated Financial Statements



                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except unit data)


                                                            Years Ended December 31,
                                                              1999         1998
Revenues:                                                               (restated)

   Rental income                                             $3,121       $3,056
   Other income                                                 162          174
      Total revenues                                          3,283        3,230

Expenses:
   Operating                                                  1,344        1,345
   General and administrative                                   234          199
   Depreciation                                                 808          770
   Interest                                                     705          707
   Property taxes                                               371          392

      Total expenses                                          3,462        3,413

Loss before discontinued operations                            (179)        (183)

Income from discontinued operations                              50           52

Net loss                                                     $ (129)      $ (131)

Net loss allocated to general partner (.2%)                      --           --
Net loss allocated to limited partners (99.8%)               $ (129)      $ (131)
                                                             $ (129)      $ (131)
Net (loss) income per limited partnership unit:

 Loss before discontinued operations                         $(1.00)      $(1.02)
 Income from discontinued operations                            .28          .29
                                                             $ (.72)      $ (.73)

          See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES V

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                             (in thousands, except unit data)



                                  Limited                 Special
                                Partnership    General    Limited    Limited
                                   Units       Partner   Partners   Partners    Total

Original capital
    contributions                  180,037    $     1   $    --     $45,009   $45,010

Partners' deficit
   at December 31, 1997         179,537.20    $   (21)  $   (52)    $(3,101)  $(3,174)

Amortization of timing
    differences                         --         --         2          (2)       --

Net loss for the year ended
   December 31, 1998                    --         --        --        (131)     (131)

Partners' deficit at
   December 31, 1998            179,537.20        (21)      (50)     (3,234)   (3,305)

Amortization of timing
   difference (Note F)                  --         --         2          (2)       --

Net loss for the year
   ended December 31, 1999              --         --        --        (129)     (129)

Partners' deficit
   at December 31, 1999         179,537.20    $   (21)  $   (48)    $(3,365)  $(3,434)

          See Accompanying Notes to Consolidated Financial Statements




                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (in thousands)
                                                              Year Ended December 31,
                                                                  1999        1998
Cash flows from operating activities:

  Net loss                                                       $ (129)     $ (131)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                   1,126       1,116
   Amortization of lease commissions, discounts,
     loan costs and debt forgiveness                                 78          (6)
   Change in accounts:
      Receivables and deposits                                       12           60
      Other assets                                                  (82)           4
      Accounts payable                                               35         (102)
      Tenant security deposit liabilities                            21           (8)
      Accrued property taxes                                          1           (5)
      Other liabilities                                              47          (18)

      Net cash provided by operating activities                   1,109          910

Cash flows from investing activities:

  Property improvements and replacements                           (543)        (594)
  Net receipts from restricted escrows                               73          265
  Proceeds from sale of investments                                  --          100

       Net cash used in investing activities                       (470)        (229)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (156)         (78)

Net increase in cash and cash equivalents                           483          603

Cash and cash equivalents at beginning of period                  1,177          574

Cash and cash equivalents at end of period                      $ 1,660      $ 1,177

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 777        $ 776



          See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties V (the "Partnership" or "Registrant") was organized on June 30, 1983, as a limited partnership under the California Uniform Limited Partnership Act. The general partner responsible for management of the Partnership's business is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B
- Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2013 unless terminated prior to such date. The Partnership commenced operations on December 15, 1983, and completed its acquisition of commercial and apartment properties during 1985. The Partnership currently operates two apartment complexes and one office complex.

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

Principles of Consolidation: The Partnership's consolidated financial statements include the accounts of the Partnership and its 99% limited partnership interests in the lower tier limited partnerships Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P. The General Partner of these lower tier limited partnerships are limited liability companies of which the Partnership is the sole member. Accordingly all entities are consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Allocation of Cash and Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that distributable cash from operations shall mean revenues received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments of debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the General Partner. Distributions made from reserves no longer considered necessary by the General Partner are considered to be additional net cash from operations for allocation purposes.

The Partnership Agreement provides that 99.8% of distributions of net cash from operations are allocated to the limited partners, and .2% to the general partner. The General Partner is also entitled to a Special Management Allocation which is equal to 9% of operating distributions.

All distributions of distributable net proceeds (as defined in the Partnership Agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 12% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the limited partners will receive 86% and the general partner will receive 14% (allocated to Special LP and General Partner).

Distributions may be restricted by the requirement to deposit net operating income into the Reserve Account. The Partnership Agreement specifies that the Partnership shall maintain reasonable reserves for normal repairs, replacements, working capital and contingencies in an amount equal to at least 5% of Invested Capital. (Surplus funds from the sale of Partnership properties shall be deducted from Capital Contributions in determining Invested Capital.) In the event expenditures are made from these reserves, operating revenues shall be allocated to such reserves to the extent necessary to maintain the 5% level. No distributions were made during 1999 or 1998 since the Partnership's working capital reserves did not meet the 5% of Net Invested Capital requirement.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Net profits and net losses shall be allocated 99.8% to the limited partners, and .2% to the General Partner.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998. At December 31, 1999 the Partnership's sole commercial property was being marketed for sale and is included in Investment in Discontinued Operations (see Note C).

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the Partnership's properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used
(1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (see Note M).

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Restricted Escrows: Aspen Ridge and Sutton Place Apartments hold repair and maintenance escrows of approximately $23,000 and $86,000, respectively, at December 31, 1999, which were established as part of the properties' 1996 refinancings. These escrows are included in restricted escrows.

Cash and Cash Equivalents: Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity approximates its carrying value.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred. Commercial office property leases vary from one to ten years. For leases with scheduled rental increases, rental income is recognized on a straight-line basis over the life of the applicable leases.

Loan Costs: Loan costs of approximately $238,000, less accumulated amortization of approximately $108,000 are included in other assets and are being amortized on a straight-line basis over the lives of the loans.

Lease Commissions: Lease commissions of approximately $227,000 less accumulated amortization of approximately $171,000 are included in investment in discontinued operations and are being amortized using the straight line method over the term of the applicable lease.

Advertising Costs: Advertising costs of approximately $92,000 in 1999 and $94,000 in 1998 are charged to expense as incurred and are included in operating expenses and income from discontinued operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Reclassification:   Certain   reclassifications  have  been  made  to  the  1998
information to conform to the 1999 presentation.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Investment in Discontinued Operations

The Partnership's commercial property, 51 North High Street Building, located in Columbus, Ohio, is currently being marketed for sale to an unaffiliated third party; therefore, this segment has been reported as a discontinued operation. Revenues of this property were approximately $1,204,000 and $1,228,000 for the years ended December 31, 1999 and 1998, respectively. Income from discontinued operations was approximately $50,000 and $52,000 for the years ended December 31, 1999 and 1998, respectively. The results of operations of the property have been classified as "Income from discontinued operations" for the years ended December 31, 1999 and 1998. The remaining net liabilities, which include receivables, deposits, fixed assets, accrued liabilities, and mortgage debt, are classified as "Investment in discontinued operations" at December 31, 1999.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $169,000 and $162,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $51,000 for the nine months ended September 30, 1998.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $95,000 and $124,000 for the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1998, the Partnership paid $6,000 to affiliates of the General Partner for lease commissions on the Partnership's commercial property. No such costs were paid to affiliates for the year ended December 31, 1999. These lease commissions are included in investment in discontinued operations and amortized over the terms of the respective leases.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these, and prior tender offers, AIMCO and its affiliates own 80,775.1 limited partnership units in the Partnership representing approximately 44.99% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $1,738,000 are less than the reserve requirement of approximately $1,760,000 at December 31, 1999. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The Partnership's recent cash flows from operations, however, have not been sufficient to replenish the reserve and there is no assurance that future levels of cash flow from operations will be adequate to accomplish this objective. The working capital requirement must be met prior to any distributions to the partners; therefore, no distributions were made in 1999 or 1998.

Note F - Change in Status of Non-Corporate General Partner

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

Note G - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                       Principal      Monthly                           Principal
                      Balance At      Payment      Stated                Balance
                     December 31,    Including    Interest  Maturity      Due At
      Property           1999        Interest       Rate      Date       Maturity
                           (in thousands)                             (in thousands)


Aspen Ridge            $ 5,750         $  35         7.33%     11/03      $ 5,750

Sutton Place             2,716            23        9.125%     10/03        2,581

51 North High (1)        2,366            19         9.0%      06/04        1,687
                       $10,832         $  77                              $10,018


(1)   Balance is included in Investment in Discontinued Operations.

Scheduled maturities of principal are as follows (in thousands):

                   Years Ending December 31,
                             2000                $ 173
                             2001                  182
                             2002                  191
                             2003                8,521
                             2004                1,765
                                               $10,832

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

The future minimum rental payments to be received under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of December 31, 1999, are as follows (in thousands):

                   Years Ending December 31,
                             2000               $ 1,109
                             2001                   553
                             2002                    99
                             2003                    61
                             2004                    41
                          Thereafter                 62
                                                $ 1,925

Note I - Investment Properties and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)


                                                         Buildings          Cost
                                                        and Related      Capitalized
                                                         Personal       Subsequent to
     Description       Encumbrances        Land          Property        Acquisition
                      (in thousands)                                   (in thousands)

Aspen Ridge              $ 5,750         $  593         $ 6,383           $ 2,091
Sutton Place               2,716            905           4,091             1,204
51 North High (1)          2,366            561           5,157             1,145

  Totals                 $10,832         $2,059         $15,631           $ 4,440



                           Gross Amount At Which
                                  Carried
                           At December 31, 1999
                              (in thousands)

                                 Buildings
                                   And
                                  Related
                                 Personal              Accumulated      Date     Depreciable
      Description        Land    Property    Total    Depreciation    Acquired   Life-Years

   Aspen Ridge          $  593   $ 8,474    $ 9,067     $ 6,433       08/09/84      5-19
   Sutton Place            850     5,350      6,200       4,451       07/06/84      5-19
   51 North High (1)       526     6,337      6,863       5,415       12/20/84      3-19

     Totals             $1,969   $20,161    $22,130     $16,299


(1) Balance is included in Investment in Discontinued Operations on Consolidated Balance Sheet.

Reconciliation of "Investment Properties and Accumulated Depreciation":(in thousands)

                                                Years Ended December 31,
                                                  1999            1998

Investment Properties

Balance at beginning of year                   $21,587          $20,993
    Property improvements                          543              594
    Investment in discontinued operations       (6,863)              --

Balance at end of year                         $15,267          $21,587

Accumulated Depreciation

Balance at beginning of year                   $15,173          $14,057
    Additions charged to expense                 1,126            1,116
    Investment in discontinued operations       (5,415)              --

Balance at end of year                         $10,884          $15,173

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $24,350,000 and $23,806,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $16,084,000 and $15,101,000, respectively.

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial properties. The Partnership's residential property segment consists of two apartment complexes located in West Chicago, Illinois and Corpus Christi, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Columbus, Ohio. This property leases space to a government agency, a bank, and various other businesses at terms ranging from 12 months to 10 years. The General Partner is currently marketing this property for sale and as such this segment has been reported as a discontinued operation.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                 1999                   Residential   Commercial    Other       Totals
                                                    (discontinued)
                                                    (in thousands)

Rental income                             $ 3,121        $ --        $ --      $ 3,121
Other income                                  130          --           32         162
Interest expense                              705          --           --         705
Depreciation                                  808          --           --         808
General and administrative expense             --          --          234         234
Income from discontinued operations            --          50           --          50
Segment profit (loss)                          23          50         (202)       (129)
Total assets                                5,621         202          822       6,645
Capital expenditures for investment
  properties                                  487          56           --         543


                 1998                    Residential   Commercial    Other       Totals
                                                    (discontinued)
                                                     (in thousands)


Rental income                              $ 3,056        $ --        $ --      $ 3,056
Other income                                   142           --          32         174
Interest expense                               707           --          --         707
Depreciation                                   770           --          --         770
General and administrative expense              --           --         199         199
Income from discontinued operations            --            52          --          52
Segment profit (loss)                         (16)           52        (167)       (131)
Total assets                                5,760         1,929         706       8,395
Capital expenditures for investment
  properties                                  507            87          --         594


Revenues from one tenant of the Partnership's commercial segment represents more than 10% of the Partnership's consolidated revenues.

                                  1999                             1998
                          Amount         Percent          Amount         Percent
                      (in thousands)                  (in thousands)

Government Agency          $773            17%             $792             19%

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable income (in thousands, except unit data):

                                             For the Years Ended December 31,
                                                  1999              1998

Net loss as reported                             $(129)           $(131)
Add (deduct)
     Depreciation differences                      138              149
     Unearned income                                 3              (19)
     Other                                           6               --
     Accruals and prepaids                          18               11

Federal taxable income                           $  36            $  10

Federal taxable income
 per limited partnership unit                    $ .20            $ .06

The following is a reconciliation at December 31, 1999 between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

            Net liabilities as reported             $(3,434)
            Land and buildings                        2,220
            Accumulated depreciation                    215
            Syndication and distribution costs        4,935
            Other                                      (365)
            Net assets - Federal tax basis          $ 3,571


Note M - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $55,000 ($0.31 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner of the Registrant is ConCap Equities Inc. ("CEI"). The names and ages of, as well as the position and offices held by, the present executive officers and directors of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

Except as provided below, as of December 31, 1999, no person or entity was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Name and Address                             Number            Percent
                                            of Units          of Total

Insignia Properties, LP

(an affiliate of AIMCO)                      2,980.0            1.67%
Madison River Properties
(an affiliate of AIMCO)                     43,795.8           24.39%
AIMCO Properties, LP
(an affiliate of AIMCO)                     22,824.3           12.71%
Cooper River Properties
(an affiliate of AIMCO)                     11,175.0            6.22%

Madison River Properties, Cooper River Properties LLC and Insignia Properties LP are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Boulevard, Denver, CO 80222.

No director or officer of the General Partner owns any Units.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates $169,000 and $162,000 for the years ended December 31, 1999 and 1998, respectively. For the nine months ended September 30, 1998 affiliates of the General Partner were entitled to receive varying percentages of gross receipts from the Registrant's commercial property for providing property management services. The Registrant paid to such affiliates $51,000 for the nine months ended September 30, 1998.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $95,000 and $124,000 for the years ended December 31, 1999 and 1998, respectively.

During the year ended December 31, 1998, the Partnership paid $6,000 to affiliates of the General Partner for lease commissions on the Partnership's commercial property. No such costs were paid to affiliates for the year ended December 31, 1999.

Several tender offers were made by various parties, including affiliates of the General Partner, during the years ended December 31, 1999 and 1998. As a result of these, and prior tender offers, AIMCO and its affiliates own 80,775.1 limited partnership units in the Partnership representing approximately 44.99% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSOLIDATED CAPITAL PROPERTIES V



                                     By: CONCAP EQUITIES, INC.
                                         General Partner

                                     By: /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                     By: /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                              Date: March 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 29, 2000
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President and   Date: March 29, 2000
Martha L. Long            and Controller

                        CONSOLIDATED CAPITAL PROPERTIES V

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT.

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

10.6 Assignment and Agreement as to Certain Property Management Services dated October 23, 1990, by and between CCMLP and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.7 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and The Hayman Company (100 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.8 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and Metro ConCap, Inc. (300 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.9 Assignment and Assumption Agreement dated October 23, 1990, by and between CCMLP and R&B Realty Group (400 Series of Property Management Contracts) (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.10Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and Metro ConCap, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.11Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and The Hayman Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.12Construction  Management  Cost  Reimbursement  Agreement  dated  January 1,
     1991, by and between the Partnership and R&B Apartment Management Company, Inc. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

10.13Investor  Services  Agreement  dated  October 23, 1990,  by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.14Assignment and Assumption  Agreement  (Investor  Services  Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

10.15Letter of Notice dated December 20, 1991, from Partnership  Services,  Inc.
     ("PSI") to the Partnership regarding the change in ownership and dissolution of the ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

10.16Financial  Services  Agreement  dated  October 23, 1990, by and between the
     Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.17Assignment and Assumption  Agreement  (Financial  Services Agreement) dated
     October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.18Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.19Stock and Asset  Purchase  Agreement,  dated  December 8, 1994 (the "Gordon
     Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.20Exercise  of the  Option  (as  defined  in  the  Gordon  Agreement),  dated
     December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.21Exercise of the  remaining  portion of the Option (as defined in the Gordon
     Agreement),   dated   December  8,  1994,   between   MAE-ICC  and  Gordon.
     (Incorporated by reference to Form 8-K dated October 24, 1995).

10.22Promissory Note dated September 6, 1996, between Sutton Place CCPV, L.P., a South Carolina limited partnership and First Union National Bank of North Carolina, a national banking association.

10.23Multifamily  Note dated  November 1, 1996 between  Aspen Ridge  Associates,
     Ltd., a Texas Limited Partnership and Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings, Inc.

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

16.1 Letter,  dated August 12, 1992,  from Ernst & Young to the  Securities  and
     Exchange   Commission   regarding   change   in   certifying    accountant.
     (Incorporated by reference to Form 8-K dated August 6, 1992).

16.2 Letter  dated  May  9,  1995  from  the  Registrant's   former  independent
     accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Properties V
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note M of Notes to the Consolidated Financial Statements of Consolidated Capital Properties V included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP