Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL PROPERTIES V
filed 2000-05-15
CIK 725614

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                           $ 2,054
   Receivables and deposits                                                 90
   Restricted escrows                                                       78
   Other assets                                                            171
   Investment properties:
      Land                                                  $ 1,443
      Buildings and related personal property                13,852
                                                             15,295
      Less accumulated depreciation                         (11,092)      4,203
                                                                        $ 6,596

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                     $    65
   Tenant security deposit liabilities                                       82
   Accrued property taxes                                                   388
   Other liabilities                                                        161
   Mortgage notes payable                                                 8,459
   Investment in discontinued operations                                    944

Partners' Deficit

   General partner                                           $  (21)
   Special limited partners                                     (48)
   Limited partners (179,537.20 units issued and
      outstanding)                                           (3,434)     (3,503)
                                                                        $ 6,596

            See Accompanying Notes to Consolidated Financial Statements

b)

                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                        2000           1999
Revenues:                                                           (Restated)
   Rental income                                       $  768          $ 780
   Other income                                            59             34
      Total revenues                                      827            814

Expenses:
   Operating                                              335            316
   General and administrative                              45             53
   Depreciation                                           208            198
   Interest                                               176            177
   Property taxes                                          95             79
      Total expenses                                      859            823

Loss from continuing operations                           (32)            (9)
(Loss) income from discontinued operations                (37)             1

Net loss                                               $  (69)          $ (8)

Net loss allocated to general partner (.2%)            $   --           $ --

Net loss allocated to limited partners (99.8%)            (69)            (8)

          Net loss                                     $  (69)          $ (8)

Net loss per limited partnership unit:

   Loss from continuing operations                     $(0.17)        $(0.05)
   (Loss) income from discontinued operations           (0.21)          0.01
   Net loss                                            $(0.38)        $(0.04)

            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                   Limited                  Special
                                 Partnership    General     Limited    Limited
                                    Units       Partner    Partners    Partners    Total

Original capital
   contributions                     180,037     $   1       $  --     $45,009    $45,010

Partners' deficit at
   December 31, 1999              179,537.20     $ (21)      $ (48)    $(3,365)   $(3,434)

Net loss for the three months
   ended March 31, 2000                   --         --          --        (69)       (69)

Partners' deficit
   at March 31, 2000              179,537.20     $ (21)      $ (48)    $(3,434)   $(3,503)


            See Accompanying Notes to Consolidated Financial Statements

d)
                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                               Three Months Ended
                                                                    March 31,
                                                                2000          1999
Cash flows from operating activities:

  Net loss                                                     $ (69)         $ (8)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                   287           285
   Amortization of lease commissions, loan costs, and
      debt forgiveness                                             23            (6)
   Change in accounts:
      Receivables and deposits                                    169             1
      Other assets                                                (15)          (23)
      Accounts payable                                            (22)           13
      Tenant security deposit liabilities                          10             2
      Accrued property taxes                                      (25)           (7)
      Other liabilities                                            (6)            8
       Net cash provided by operating activities                  352           265

Cash flows from investing activities:

  Property improvements and replacements                          (37)         (134)
  Lease commissions paid                                           (7)           --
  Net withdrawals from (deposits to) restricted escrows            31           (11)
       Net cash used in investing activities                      (13)         (145)

Cash flows used in financing activities:

  Payments on mortgage notes payable                              (40)          (20)

Net increase in cash and cash equivalents                         299           100
Cash and cash equivalents at beginning of period                1,755         1,177
Cash and cash equivalents at end of period                     $2,054        $1,277

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $  193        $  192

            See Accompanying Notes to Consolidated Financial Statements



e)
                        CONSOLIDATED CAPITAL PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

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

Reclassifications

Certain reclassifications have been made to the 1999 information to conform to the 2000 presentation.

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


Note C - Investment in Discontinued Operations

The Partnership's commercial property, 51 North High Street Building, located in Columbus, Ohio, is currently being marketed for sale to an unaffiliated third party; therefore, this segment has been reported as a discontinued operation. Revenues of this property were approximately $304,000 and $300,000 for the three months ended March 31, 2000 and 1999, respectively. (Loss) income from discontinued operations was approximately $(37,000) and $1,000 for the three months ended March 31, 2000 and 1999, respectively. The results of operations of the property have been classified as "(Loss) income from discontinued operations" for the three months ended March 31, 2000 and 1999. The remaining net liabilities, which include receivables, deposits, fixed assets, accrued liabilities, and mortgage debt, are classified as "Investment in discontinued operations" at March 31, 2000.

Note D - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $41,000 for both of the three month periods ended March 31, 2000 and 1999.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $21,000 and $28,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 81,461.50 limited partnership units in the Partnership representing 45.373% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 45.373% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $2,142,000, exceed the reserve requirement of approximately $1,760,000 at March 31, 2000. The working capital requirement must be met prior to any distributions to the partners. No distributions were made for the three month periods ended March 31, 2000 or 1999.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has two reportable segments: residential properties and commercial property. The Partnership's residential property segment consists of two apartment complexes, one located in West Chicago, Illinois and the other in Corpus Christi, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consists of an office building located in Columbus, Ohio. This property leases space to a government agency, a bank, and various other businesses at terms ranging from 12 months to 10 years. The General Partner is currently marketing this property for sale and as such, this segment has been reported as a discontinued operation.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segments consist of investment properties that offer different products and services. The reportable segments are each managed separately because they provide distinct services with different types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).


            2000                Residential      Commercial       Other      Totals
                                               (discontinued)
Rental income                      $  768           $  --          $  --      $  768
Other income                           50              --              9          59
Interest expense                      176              --             --         176
Depreciation                          208              --             --         208
General and administrative
  expense                              --              --             45          45
Loss from discontinued
  operations                           --             (37)            --         (37)
Segment profit (loss)                   4             (37)           (36)        (69)
Total assets                        5,631              --            965       6,596
Capital expenditures for
  investment properties                29               8             --          37


            1999                Residential      Commercial       Other      Totals
                                                     (discontinued)
Rental income                      $  780            $ --          $  --       $ 780
Other income                           27              --              7          34
Interest expense                      177              --             --         177
Depreciation                          198              --             --         198
General and administrative
  expense                              --              --             53          53
Income from discontinued
  operations                           --               1             --          1
Segment (loss) profit                  37               1            (46)        (8)
Total assets                        5,590           1,845            927       8,362
Capital expenditures for
  investment properties               126               8             --         134

Note G - Legal Proceedings

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

The Partnership's investment properties consist of two apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Aspen Ridge Apartments                         93%        95%
        West Chicago, Illinois
      Sutton Place Apartments (1)                    91%        94%
        Corpus Christi, Texas
      51 North High Street Building (2)              98%       100%
        Columbus, Ohio

(1) The General Partner attributes the decrease in occupancy at Sutton Place Apartments to increased competition in the local market.

(2) The General Partner is currently in negotiations to sell this property to an unaffiliated third party. There can be no assurance that the General Partner will be successful in its negotiations or that the property will ultimately be sold.

Results of Operations

The Registrant's net loss for each of the three month periods ended March 31, 2000 and 1999 was approximately $69,000 and $8,000, respectively. Net loss from continuing operations for the three months ended March 31, 2000 was approximately $32,000 compared to a net loss of approximately $9,000 for the three months ended March 31, 1999. The increase in net loss from continuing operations for the three months ended March 31, 2000 was due to an increase in total expenses slightly offset by an increase in total revenues. The increase in total revenues is the result of an increase in other income. Other income increased primarily due to increases in tenant charges and miscellaneous income. Total expenses increased for the three months ended March 31, 2000 as a result of increases in property tax, operating and depreciation expense. The increase in property tax expense is attributable to the receipt of a prior year property tax refund for Sutton Place Apartments during the first quarter of 1999 which reduced the total expense recorded. Absent this refund property tax expense would have been comparable for the three month periods ended March 31, 2000 and 1999. Operating expense increased due to an increase in property expenses as a result of increased utilities expense and salaries expense and related employee benefits for the three months ended March 31, 2000. Depreciation expense increased as a result of property additions during the past twelve months.

The increase in total expenses was partially offset by a decrease in general and administrative expenses. General and administrative expenses decreased due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in loss from discontinued operations for the three months ended March 31, 2000, is primarily the result of accrued legal and other professional fees of approximately $30,000 associated with the potential sale of the property.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $2,054,000 as compared to approximately $1,277,000 at March 31, 1999. Cash and cash equivalents increased approximately $299,000 during the three months ended March 31, 2000 from the Partnership's year ended December 31, 1999, primarily due to approximately $352,000 of cash provided by operating activities, which was partially offset by approximately $40,000 of cash used in financing activities and approximately $13,000 of cash used in investing activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements replacements and payment of lease commissions partially offset by net withdrawals from the escrow accounts maintained by the mortgage lender. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the year 2000 for each of the Partnership's properties are detailed below.

Aspen Ridge Apartments

The Partnership has budgeted capital improvements of approximately $102,000 for 2000, consisting of floor covering and appliance replacements and parking lot improvements. As of March 31, 2000, approximately $14,000 has been incurred consisting primarily of interior building improvements, appliances, and floor covering replacements. These improvements were funded from operating cash flow.

Sutton Place Apartments

The Partnership has budgeted capital improvements of approximately $63,000 for 2000, consisting of floor covering replacements, HVAC condensing unit, cabinets and water heater replacements, and appliances. As of March 31, 2000, approximately $15,000 has been incurred consisting primarily of appliance and floor covering replacements and lighting improvements. These improvements were funded from Partnership reserves.

51 North High Building

The Partnership has budgeted capital improvements of approximately $158,000 for 2000, consisting of HVAC unit replacements. As of March 31, 2000, approximately $8,000 has been incurred consisting primarily of tenant improvements. These improvements were funded from operations. The General Partner is currently in negotiations to sell this property to an unaffiliated third party. There can be no assurance that the General Partner will be successful in its negotiations or that the property will ultimately be sold.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $10,792,000 (of which approximately $2,333,000 is included in investment in discontinued operations) is amortized over varying periods with required balloon payments ranging from October 1, 2003 to June 1, 2004. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $2,142,000, exceed the reserve requirement of approximately $1,760,000 at March 31, 2000.

There were no cash distributions to the partners during the three months ended March 31, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements and working capital reserves to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item I. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONSOLIDATED CAPITAL PROPERTIES V

                                 By:     CONCAP EQUITIES, INC.
                                         Its General Partner

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

                               Date:     May 12, 2000