Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 2000-08-09
CIK 725614

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

                    For the quarterly period ended June 30, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                        CONSOLIDATED CAPITAL PROPERTIES V

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                        $ 2,963
   Receivables and deposits                                             205
   Restricted escrows                                                   107
   Other assets                                                         154
   Investment properties:
      Land                                              $ 1,443
      Buildings and related personal property            13,927
                                                         15,370

      Less accumulated depreciation                     (11,301)      4,069
                                                                    $ 7,498

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                 $   139
   Tenant security deposit liabilities                                   88
   Accrued property taxes                                               350
   Other liabilities                                                    151
   Mortgage notes payable                                             8,451

Partners' Deficit

   General partner                                       $  (17)
   Special limited partners                                 (48)
   Limited partners (179,537.20 units issued and
      outstanding)                                       (1,616)     (1,681)
                                                                    $ 7,498

            See Accompanying Notes to Consolidated Financial Statements

b)                       CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            2000        1999        2000        1999
Revenues:                                            (Restated)              (Restated)

  Rental income                            $  829      $  764      $1,597      $1,544
  Other income                                 78          48         137          82
       Total revenues                         907         812       1,734       1,626

Expenses:
  Operating                                   347         311         682         627
  General and administrative                   59          52         104         105
  Depreciation                                209         199         417         397
  Interest                                    175         176         351         353
  Property taxes                               79         101         174         180
       Total expenses                         869         839       1,728       1,662

Income (loss) before discontinued
  operations and extraordinary gain
  on early extinguishments of debt             38         (27)          6         (36)
(Loss) income from discontinued
  operations                                  (36)         41         (73)         42
Gain on sale of discontinued
  operations                                1,658          --       1,658          --
Income before extraordinary gain on
  early extinguishment of debt              1,660          14       1,591           6
Gain on early extinguishment of debt          162          --         162          --

Net income                                 $1,822      $   14      $1,753      $    6

Net income allocated to general
  partner (0.2%)                                4          --           4          --
Net income allocated to limited
  partner (99.8%)                           1,818          14       1,749           6

Net income                                 $1,822      $   14      $1,753      $    6

Net income (loss) per limited
  partnership unit:
  Income (loss) before discontinued
   operations and extraordinary gain
   on early extinguishments of debt        $ 0.20      $(0.15)     $ 0.03      $(0.20)
  (Loss) income from discontinued
   operations                               (0.19)       0.22       (0.40)       0.23
  Gain on sale of discontinued
    operations                               9.22          --        9.22          --
  Income before extraordinary gain on
    early extinguishment of debt             9.23        0.07        8.85        0.03
  Gain on early extinguishment of debt       0.90          --        0.90          --

  Net income per limited partnership
    unit                                   $10.13      $ 0.07      $ 9.75      $ 0.03

            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES V
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                 Limited                 Special
                               Partnership    General    Limited     Limited
                                  Units       Partner    Partners   Partners     Total

Original capital
  contributions                    180,037      $ 1        $ --      $45,009    $45,010

Partners' deficit at
  December 31, 1999             179,537.20     $ (21)     $ (48)     $(3,365)   $(3,434)

Net income for the six
  months ended June 30, 2000            --          4         --       1,749      1,753

Partners' deficit
  at June 30, 2000              179,537.20     $ (17)     $ (48)     $(1,616)   $(1,681)


            See Accompanying Notes to Consolidated Financial Statements

d)
                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,

                                                                 2000         1999
Cash flows from operating activities:

  Net income                                                    $ 1,753       $   6
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of discontinued operations                       (1,658)         --
   Extraordinary gain on early extinguishment of debt              (162)         --
   Depreciation                                                     577         555
   Amortization of lease commissions, loan costs, and
      debt forgiveness                                               41          (4)
   Change in accounts:
      Receivables and deposits                                       85          60
      Other assets                                                   (3)        (21)
      Accounts payable                                               47         (17)
      Tenant security deposit liabilities                            13          12
      Accrued property taxes                                       (111)        (63)
      Other liabilities                                             (37)         (9)
       Net cash provided by operating activities                    545         519

Cash flows from investing activities:

  Property improvements and replacements                           (110)       (300)
  Proceeds from sale of investment property                       2,997          --
  Lease commissions paid                                             (7)        (58)
  Net withdrawals from (deposits to) restricted escrows               2         (45)
       Net cash provided by (used in) investing activities        2,882        (403)

Cash flows from financing activities:

  Prepayment penalty                                               (190)         --
  Principal payments on mortgage notes payable                      (70)        (41)
  Repayment of mortgage note payable                             (1,959)         --
       Net cash from financing activities                        (2,219)        (41)

Net increase in cash and cash equivalents                         1,208          75
Cash and cash equivalents at beginning of period                  1,755       1,177
Cash and cash equivalents at end of period                      $ 2,963     $ 1,252

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   381     $   385

            See Accompanying Notes to Consolidated Financial Statements


e)
                        CONSOLIDATED CAPITAL PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties V (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The Partnership's consolidated financial statements include the accounts of the Partnership and its 99% limited partnership interests in the lower tier limited partnerships Aspen Ridge Associates, Ltd., Sutton Place CCPV, L.P. and 51 North High Street, L.P. The general partner of these lower tier limited partnerships is limited liability companies of which the Partnership is the sole member. Accordingly all entities are consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

Note C - Disposition of Property/Operating Segment

On June 1, 2000, 51 North High Street Building, located in Columbus, Ohio, was sold to an unaffiliated third party for approximately $3,227,000. After closing expenses and other payments of approximately $230,000, the net proceeds received by the Partnership were approximately $2,997,000. The Partnership recorded an extraordinary gain on early extinguishment of debt of approximately $162,000 due to the write off of the remaining unamortized debt forgiveness which was offset slightly by the payment of prepayment penalties. In addition the Partnership recorded a gain on sale of discontinued operations of approximately $1,658,000 during the three months ended June 30, 2000.

51 North High Street Building was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income from discontinued operations and gain on sale of discontinued operations for both the three and six months ended June 30, 2000 and 1999. Revenue for this property was approximately $188,000 and $492,000, for the three and six months ended June 30, 2000, respectively, as compared to approximately $298,000 and $598,000, for the three and six months ended June 30, 1999, respectively. Loss from discontinued operations was approximately $36,000 and $73,000 for the three and six months ended June 30, 2000, respectively, as compared to income from discontinued operations of approximately $41,000 and $42,000 for the three and six months ended June 30, 1999, respectively.

Note D - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $87,000 and $84,000 for the six months ended June 30, 2000 and 1999, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $45,000 and $48,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 83,208.50 limited partnership units in the Partnership representing 46.35% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 46.35% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note E - Commitment

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $3,148,000, exceed the reserve requirement of approximately
$1,760,000 at June 30, 2000. The working capital requirement must be met prior to any distributions to the partners. No distributions were made for the six month periods ended June 30, 2000 or 1999.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial property. The Partnership's residential property segment consists of two apartment complexes, one located in West Chicago, Illinois and the other in Corpus Christi, Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of an office building located in Columbus, Ohio, which was sold on June 1, 2000. As a result of the sale of the commercial property during 2000, the commercial segment is shown as discontinued operations (see "Note C - Disposition of Property/Operating Segment" for further discussion regarding the commercial property sale).

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

Segment information for the three and six months ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).


 Three Months Ended June 30, 2000   Residential   Commercial     Other     Totals
                                                 (discontinued)
Rental income                          $  829        $   --       $  --    $  829
Other income                               69            --           9        78
Interest expense                          175            --          --       175
Depreciation                              209            --          --       209
General and administrative
  expense                                  --            --          59        59
Loss from discontinued
  operations                               --           (36)         --       (36)
Gain on sale of discontinued
  operations                               --         1,658          --     1,658
Gain on early extinguishment
  of debt                                  --           162          --       162
Segment profit (loss)                      88         1,784         (50)    1,822


   Six Months Ended June 30, 2000     Residential   Commercial    Other      Totals
                                                   (discontinued)
Rental income                           $ 1,597        $ --        $ --      $ 1,597
Other income                                119           --          18         137
Interest expense                            351           --          --         351
Depreciation                                417           --          --         417
General and administrative
  expense                                    --           --         104         104
(Loss) from discontinued
  operations                                 --          (73)         --         (73)
Gain on sale of discontinued
  operations                                 --        1,658          --       1,658
Gain on early extinguishment
  of debt                                    --          162          --         162
Segment profit (loss)                        92        1,747         (86)      1,753
Total assets                              5,614           --       1,884       7,498
Capital expenditures for
  investment properties                     104            6          --         110


  Three Months Ended June 30, 1999    Residential   Commercial     Other      Totals
                                                   (discontinued)
Rental income                            $  764        $   --        $ --     $  764
Other income                                 40            --           8         48
Interest expense                            176            --          --        176
Depreciation                                199            --          --        199
General and administrative
  expense                                    --            --          52         52
Income from discontinued
  operations                                 --            41          --         41
Segment profit (loss)                        17            41         (44)        14


   Six Months Ended June 30, 1999     Residential   Commercial     Other      Totals
                                                   (discontinued)
Rental income                           $ 1,544        $ --         $ --     $ 1,544
Other income                                 67            --          15         82
Interest expense                            353            --          --        353
Depreciation                                397            --          --        397
General and administrative
  expense                                    --            --         105        105
Income from discontinued
  operations                                 --            42          --         42
Segment profit (loss)                        54            42         (90)         6
Total assets                              5,550         1,816         876      8,242
Capital expenditures for
  investment properties                     288            12          --        300

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Aspen Ridge Apartments                         94%        95%
        West Chicago, Illinois
      Sutton Place Apartments                        93%        93%
        Corpus Christi, Texas

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $1,822,000 and $1,753,000, respectively, as compared to net income of approximately $14,000 and $6,000 for the three and six months ended June 30, 1999. The increase in net income is primarily attributable to the gain on sale of 51 North High Street Building and the gain on early extinguishment of debt. On June 1, 2000, 51 North High Street Building, located in Columbus, Ohio, was sold to an unaffiliated third party for approximately $3,227,000. After closing expenses and other payments of approximately $230,000 the net proceeds received by the Partnership was approximately $2,997,000. The Partnership recorded an extraordinary gain on early extinguishment of debt of approximately $162,000 due to the write off of the remaining unamortized debt forgiveness which was offset slightly by the payment of prepayment penalties. In addition the Partnership recorded a gain on sale of discontinued operations of approximately $1,658,000 during the three months ended June 30, 2000.

Excluding the impact of the operations and the sale of 51 North High Street Building, the Registrant had income from continuing operations for the three and six months ended June 30, 2000 of approximately $38,000 and $6,000, respectively, as compared to losses of approximately $27,000 and $36,000 for the three and six months ended June 30, 1999. The increase in income from continuing operations for the three and six months ended June 30, 2000 is the result of an increase in total revenues partially offset by an increase in total expenses. Total revenues increased for the comparable periods due to an increase in rental income and an increase in other income. Rental income increased due to an increase in the average annual rental rates at the Partnership's residential properties. Other income increased due to an increase in interest income due to higher cash balances invested in interest bearing accounts and due to increases in auxiliary services, deposit forfeitures, and late charges.

The increase in total expenses is primarily the result of increases in operating, and depreciation expenses. Operating expense increased as a result of an increase in advertising expenses at Sutton Place Apartments in an effort to increase occupancy. Operating expense also increased due to an increase in property expenses as a result of increases in utility charges and commissions. Depreciation expense increased as a result of property additions during the past twelve months at the Partnership's residential properties.

General and administrative expenses remained relatively constant. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $2,963,000 as compared to approximately $1,252,000 at June 30, 1999. Cash and cash equivalents increased approximately $1,208,000 during the six months ended June 30, 2000 from the Partnership's year ended December 31, 1999, primarily due to approximately $2,882,000 of cash provided by investing activities and approximately $545,000 of cash provided by operating activities, which was partially offset by approximately $2,219,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of net proceeds received as a result of the sale of 51 North High Street Building and net withdrawals from escrow accounts maintained by the mortgage lender which were slightly offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties along with repayment of the mortgage on 51 North High Street Building and prepayment penalties paid. The Partnership invests its working capital reserves in money market accounts.

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

Aspen Ridge Apartments

The Partnership has budgeted capital improvements of approximately $102,000 for 2000, consisting of floor covering and appliance replacements and parking lot improvements. As of June 30, 2000, approximately $73,000 has been incurred consisting primarily of interior building, electrical, plumbing, and parking lot improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow.

Sutton Place Apartments

The Partnership has budgeted capital improvements of approximately $63,000 for 2000, consisting of appliance and floor covering replacements, HVAC condensing unit, lighting and water heater replacements. As of June 30, 2000, approximately $31,000 has been incurred consisting primarily of appliance and floor covering replacements and lighting improvements. These improvements were funded from Partnership reserves.

51 North High Street Building

The Partnership had budgeted capital improvements of approximately $158,000 for 2000 consisting of HVAC unit replacements. Through the date of sale of the property approximately $6,000 had been spent on tenant improvements. The Partnership is not obligated for any additional capital improvements for this property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are currently thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $8,451,000 is amortized over varying periods with required balloon payments due on October 1, 2003 and November 1, 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

The Partnership is required to maintain working capital reserves for normal repairs, replacements, working capital and contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments totaling approximately $3,148,000, exceed the reserve requirement of approximately $1,760,000 at June 30, 2000.

There were no cash distributions to the partners during the six months ended June 30, 2000 and 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however that the Partnership will generate sufficient funds from operations after required capital improvements and working capital reserves to permit distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  Current Report on Form 8-K filed on June 16, 2000 in connection with the sale of 51 North High Street building on June 1, 2000.

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

                                    Date: August 9, 2000