Form 10QSB
period 2000-09-30
CONSOLIDATED CAPITAL PROPERTIES V
filed 2000-11-14
CIK 725614

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                         CONSOLIDATED CAPITAL PROPERTIES V
                CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                $ 8,318
   Other assets                                                                  22
                                                                            $ 8,340

Liabilities

   Accounts payable                                                              90
   Other liabilities                                                            308
   Distribution payable                                                       6,552
   Estimated costs during the period of liquidation                             185
                                                                              7,135

Net assets in liquidation                                                   $ 1,205



            See Accompanying Notes to Consolidated Financial Statements


b)                       CONSOLIDATED CAPITAL PROPERTIES V
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                                  2000        1999         2000         1999
Revenues:                                                  (Restated)                (Restated)
  Rental income                                 $   448      $   781     $ 2,045      $ 2,325
  Other income                                       75           53         212          135
  Gain on sale of investment property            10,909           --      10,909           --
       Total revenues                            11,432          834      13,166        2,460

Expenses:
  Operating                                         312          377         994        1,004
  General and administrative                        117           53         221          158
  Depreciation                                      113          205         530          602
  Interest                                          121          176         472          529
  Property taxes (refund)                           (12)         103         162          283
       Total expenses                               651          914       2,379        2,576

Income (loss) before discontinued
  operations and extraordinary loss
  on early extinguishment of debt                10,781          (80)     10,787         (116)
(Loss) income from discontinued
  operations                                        (11)          (9)        (84)          33
Gain on sale of discontinued
  operations                                         --           --       1,658           --
Income (loss) before extraordinary loss
  on early extinguishment of debt                10,770          (89)     12,361          (83)
Loss on early extinguishment of debt               (438)          --        (276)          --

Net income                                      $10,332      $   (89)    $12,085      $   (83)

Net income allocated to general
  partner (0.2%)                                     20           --          24           --
Net income allocated to limited
  partner (99.8%)                                10,312          (89)     12,061          (83)

Net income (loss)                               $10,332      $   (89)    $12,085      $   (83)

Net income (loss) per limited
  partnership unit:
  Income (loss) before discontinued
   operations and extraordinary loss
   on early extinguishments of debt             $ 59.93      $ (0.45)    $ 59.96      $ (0.65)
  (Loss) income from discontinued
   operations                                     (0.07)       (0.05)      (0.47)        0.18
  Gain on sale of discontinued
    operations                                       --           --        9.22           --
  Income (loss) before extraordinary loss
    on early extinguishment of debt               59.86        (0.50)      68.71        (0.47)
  Loss on early extinguishment of debt            (2.43)          --       (1.53)          --
  Net income per limited partnership
    unit                                        $ 57.43      $ (0.50)    $ 67.18      $ (0.47)
  Distribution per limited partnership unit     $ 40.36      $    --     $ 40.36      $    --

            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES V
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                            NET ASSETS IN LIQUIDATION

                                   (Unaudited)

                          (in thousands, except unit data)



                                    Limited                  Special
                                  Partnership    General     Limited    Limited
                                     Units       Partner    Partners    Partners    Total

Original capital
  contributions                       180,037      $ 1        $ --      $45,009    $45,010

Partners' deficit at

  December 31, 1999                179,537.20     $ (21)      $ (48)    $(3,365)   $(3,434)

Distributions to partners                  --         (1)        (13)    (7,247)    (7,261)

Net income for the nine months
  ended September 30, 2000                 --         24          --     12,061     12,085

Partners' capital

  at September 30, 2000            179,537.20      $ 2        $ (61)    $ 1,449    $ 1,390

Adjustment to liquidation

  basis (Note A)                                                                      (185)

Net assets in liquidation
  at September 30, 2000                                                            $ 1,205

            See Accompanying Notes to Consolidated Financial Statements


d)
                        CONSOLIDATED CAPITAL PROPERTIES V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                 2000         1999
Cash flows from operating activities:

  Net income (loss)                                            $ 12,085      $ (83)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Gain on sale of discontinued operations                       (1,658)          --
   Gain on sale of investment property                          (10,909)          --
   Extraordinary loss on early extinguishment of debt               276           --
   Depreciation                                                     690          840
   Amortization of lease commissions, loan costs, and
      debt forgiveness                                               46           (3)
   Change in accounts:
      Receivables and deposits                                      290           87
      Other assets                                                   16          (23)
      Accounts payable                                               (2)          26
      Tenant security deposit liabilities                           (75)          22
      Accrued property taxes                                       (461)         (71)
      Other liabilities                                             (80)         (3)
       Net cash provided by operating activities                    218          792

Cash flows from investing activities:

  Property improvements and replacements                           (181)        (395)
  Proceeds from sale of investment property                      18,133           --
  Lease commissions paid                                             (7)         (58)
  Net withdrawals from (deposits to) restricted escrows             109          (83)
       Net cash provided by (used in) investing activities       18,054         (536)

Cash flows from financing activities:

  Prepayment penalty                                               (520)          --
  Principal payments on mortgage notes payable                      (76)         (57)
  Repayment of mortgage note payable                            (10,404)          --
  Distributions to partners                                        (709)          --
       Net cash used in financing activities                    (11,709)         (57)

Net increase in cash and cash equivalents                         6,563          199
Cash and cash equivalents at beginning of period                  1,755        1,177
Cash and cash equivalents at end of period                      $ 8,318      $ 1,376

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $   537      $   581
Supplemental disclosure of non-cash activity:
  Distribution payable                                          $ 6,552      $    --

            See Accompanying Notes to Consolidated Financial Statements

e)
                        CONSOLIDATED CAPITAL PROPERTIES V

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of September 30, 2000, Consolidated Capital Properties V (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of the Partnership's two remaining investment properties during the three months ended September 30, 2000.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 2000, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities is based upon the General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the statement of net assets in liquidation, as of September 30, 2000, are approximately $185,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 2001. These cost principally include the estimated administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

Note C - Disposition of Property/Operating Segment

On June 1, 2000, 51 North High Street Building, located in Columbus, Ohio, was sold to an unaffiliated third party for approximately $3,227,000. After closing expenses and other payments of approximately $230,000, the net proceeds received by the Partnership were approximately $2,997,000. The Partnership recorded an extraordinary gain on early extinguishment of debt of approximately $162,000 due to the write off of the remaining unamortized debt forgiveness which was offset slightly by the payment of prepayment penalties. In addition the Partnership recorded a gain on sale of discontinued operations of approximately $1,658,000 during the nine months ended September 30, 2000.

51 North High Street Building was the only commercial property owned by the Partnership and represented one segment of the Partnership's operations. Due to the sale of this property, the results of the commercial segment have been shown as income or loss from discontinued operations and gain on sale of discontinued operations for both the three and nine months ended September 30, 2000 and 1999. Revenue for this property was approximately $0 and $492,000, for the three and nine months ended September 30, 2000, respectively, as compared to approximately $303,000 and $901,000, for the three and nine months ended September 30, 1999, respectively. Loss from discontinued operations was approximately $11,000 and $84,000 for the three and nine months ended September 30, 2000, respectively, as compared to (loss) income from discontinued operations of approximately $(9,000) and $33,000 for the three and nine months ended September 30, 1999, respectively.

Note D - Sale of Investment Property

On August 16, 2000, Aspen Ridge Apartments was sold to an unaffiliated third party for approximately $10,000,000. After closing expenses and other payments of approximately $152,000, the net proceeds received by the Partnership were approximately $9,847,000. The Partnership recorded a gain on the sale of approximately $7,342,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $213,000 due to the payment of prepayment penalties and the write-off of unamortized loan costs.

On September 7, 2000, Sutton Place Apartments was sold to an unaffiliated third party for approximately $5,400,000. After closing expenses and other payments of approximately $111,000, the net proceeds received by the Partnership were approximately $5,289,000. The Partnership recorded a gain on the sale of approximately $3,567,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $225,000 due to the payment of prepayment penalties.

Note E - Transactions with Affiliated Partners

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Registrant's residential properties for providing property management services. The Registrant paid to such affiliates approximately $121,000 and $130,000 for the nine months ended September 30, 2000 and 1999, respectively.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $103,000 and $73,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 83,288.50 limited partnership units in the Partnership representing 46.39% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 46.39% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Commitment

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $8,200,000, were more than the reserve requirement of approximately $1,724,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 119,130.90 units had voted of which 113,444.90 units had voted in favor of the amendment, 4,167.00 units voted against the amendment and 1,519.00 units abstained.

Note G - Distributions

During the nine months ended September 30, 2000 the partnership distributed approximately $709,000 of surplus cash all to the limited partners ($3.95 per limited partnership unit). This amount represented the distributable sale proceeds from the sale of 51 North High Street Building. As of September 30, 2000 the partnership had declared an additional distribution payable of approximately $6,552,000. Of this approximately $352,000 is from operations (approximately $338,000 to limited partners or $1.88 per limited partnership unit) and approximately $6,200,000 is from distributable sale proceeds of Aspen Ridge and Sutton Place to the limited partners or $34.53 per limited partnership unit.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership had two reportable segments: residential properties and commercial property. The Partnership's residential property segment consisted of two apartment complexes, one located in West Chicago, Illinois which was sold on August 16, 2000 and the other in Corpus Christi, Texas was sold on September 7, 2000. The Partnership rents apartment units to tenants for terms that are typically twelve months or less. The commercial property segment consisted of an office building located in Columbus, Ohio, which was sold on June 1, 2000. As a result of the sale of the commercial property during 2000, the commercial segment is shown as discontinued operations (see "Note C - Disposition of Property/Operating Segment" for further discussion regarding the commercial property sale).

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

Segment information for the three and nine months ended September 30, 2000 and 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment (in thousands).



  Three Months Ended September 30, 2000   Residential   Commercial     Other     Totals
                                                       (discontinued)
Rental income                                $  448         $  --        $ --     $ 448
Other income                                     50            --          25        75
Interest expense                                121            --          --       121
Depreciation                                    113            --          --       113
General and administrative
  expense                                        --            --         117       117
Gain on sale of investment
  properties                                 10,909            --          --    10,909
Loss from discontinued
  operations                                     --           (11)         --       (11)
Loss on early extinguishment
  of debt                                      (438)           --          --      (438)
Segment profit (loss)                        10,435           (11)        (92)   10,332


  Nine Months Ended September 30, 2000     Residential   Commercial    Other      Totals
                                                        (discontinued)
Rental income                                $ 2,045        $  --        $ --     $ 2,045
Other income                                     169           --          43         212
Interest expense                                 472           --          --         472
Depreciation                                     530           --          --         530
General and administrative
  expense                                         --           --         221         221
Gain on sale of investment properties         10,909           --          --      10,909
Loss from discontinued

  operations                                      --          (84)         --         (84)
Gain on sale of discontinued
  operations                                      --        1,658          --       1,658
(Loss) gain on early extinguishment
  of debt                                       (438)         162          --        (276)
Segment profit (loss)                         10,527        1,736         (178)    12,085
Total assets                                      --           --       8,340       8,340
Capital expenditures for
  investment properties                          175            6          --         181


  Three Months Ended September 30, 1999    Residential   Commercial     Other      Totals
                                                        (discontinued)
Rental income                                 $  781         $ --        $  --      $ 781
Other income                                      48           --            5         53
Interest expense                                 176           --           --        176
Depreciation                                     205           --           --        205
General and administrative
  expense                                         --           --           53         53
Loss from discontinued
  operations                                      --           (9)          --         (9)
Segment profit (loss)                            (33)          (9)         (47)       (89)


  Nine Months Ended September 30, 1999     Residential   Commercial     Other      Totals
                                                        (discontinued)
Rental income                                $ 2,325        $  --        $  --    $ 2,325
Other income                                     115           --           20        135
Interest expense                                 529           --           --        529
Depreciation                                     602           --           --        602
General and administrative
  expense                                         --           --          158        158
Income from discontinued
  operations                                      --           33           --         33
Segment profit (loss)                             21           33         (137)       (83)
Total assets                                   5,528        1,801          838      8,167
Capital expenditures for
  investment properties                          372           23           --        395


Note I - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

As of September 30, 2000, the Partnership adopted the liquidation basis of accounting due to the sale of its two remaining investment properties during the three months ended September 30, 2000.

Results of Operations

Prior to adopting the liquidation basis of accounting, the Partnership realized net income of approximately $12,085,000 for the nine months ended September 30, 2000 and a net loss of approximately $83,000 for the nine months ended September 30, 1999. The Partnership realized net income of approximately $10,332,000 for the three months ended September 30, 2000 and a net loss of approximately $89,000 for the three months ended September 30, 1999. The increase in net income is primarily due to the gain on sale of investment properties and discontinued operations which was partially offset by a loss on early extinguishment of debt.

Included in general and administrative expenses for both of the nine month periods ended September 30, 2000 and 1999 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit requested by the Partnership are also included.

On June 1, 2000, 51 North High Street Building, located in Columbus, Ohio, was sold to an unaffiliated third party for approximately $3,227,000. After closing expenses and other payments of approximately $230,000 the net proceeds received by the Partnership was approximately $2,997,000. The Partnership recorded an extraordinary gain on early extinguishment of debt of approximately $162,000 due to write off of the remaining unamortized debt forgiveness which was offset slightly by the payment of prepayment penalties. In addition, the Partnership recorded a gain on sale of discontinued operations of approximately $1,658,000 during the nine months ended September 30, 2000.

On August 16, 2000, Aspen Ridge Apartments was sold to an unaffiliated third party for approximately $10,000,000. After closing expenses and other payments of approximately $152,000, the net proceeds received by the Partnership were approximately $9,847,000. The Partnership recorded a gain on the sale of approximately $7,342,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $213,000 due to the payment of prepayment penalties and the write-off of unamortized loan costs.

On September 7, 2000, Sutton Place Apartments was sold to an unaffiliated third party for approximately $5,400,000. After closing expenses and other payments of approximately $111,000, the net proceeds received by the Partnership were approximately $5,289,000. The Partnership recorded a gain on the sale of approximately $3,567,000. The Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $225,000 due to the payment of prepayment penalties.

Liquidity and Capital Resources

As of September 30, 2000, the Partnership adopted the liquidation basis of accounting due to the sale of the Partnership's remaining two investment properties during the three months ended September 30, 2000. The statement of net liabilities in liquidation as of September 30, 2000 includes approximately $185,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 2001. These costs principally include the estimated administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $8,318,000 as compared to approximately $1,376,000 at September 30, 1999. Cash and cash equivalents increased approximately $6,563,000 during the nine months ended September 30, 2000 from the Partnership's year ended December 31, 1999, primarily due to approximately $18,054,000 of cash provided by investing activities and approximately $218,000 of cash provided by operating activities, which was partially offset by approximately $11,709,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of net proceeds received as a result of the sale of 51 North Street Building, Aspen Ridge Apartments and Sutton Place Apartments and net withdrawals from escrow accounts maintained by the mortgage lender which were slightly offset by property improvements and replacements and lease commissions paid. Cash used in financing activities consisted of principal payments and the repayment of the mortgage on 51 North Street Building, Aspen Apartments and Sutton Place Apartments and prepayment penalties paid along with distributions to Partners. The Partnership invests its working capital reserves in money market accounts.

Aspen Ridge Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $113,000 of capital improvements at Aspen Ridge Apartments consisting of floor covering and appliance replacements and parking lot improvements. These improvements were funded from operating cash flow. This property was sold on August 16, 2000.

Sutton Place Apartments

During the nine months ended September 30, 2000, the Partnership completed approximately $62,000 of capital improvements at Sutton Place Apartments consisting of floor covering replacements, HVAC condensing unit, lighting, and water heater replacements. These improvements were funded from operating cash flow. This property was sold on September 7, 2000.

51 North High

During the nine months ended September 30, 2000, the Partnership completed approximately $6,000 of capital improvements at 51 North High Apartments consisting of tenant improvements. These improvements were funded from operating cash flow. This property was sold on June 1, 2000.

Until October 17, 2000, the Partnership was required by the Partnership Agreement to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures were made from this reserve, operating revenues were to be allocated to such reserve to the extent necessary to maintain the foregoing level. Reserves, including cash and securities available for sale, totaling approximately $8,200,000, were more than the reserve requirement of approximately $1,724,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partner's capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 119,130.90 units had voted of which 113,444.90 units had voted in favor of the amendment, 4,167.00 units voted against the amendment and 1,519.00 units abstained.

During the nine months ended September 30, 2000 the partnership distributed approximately $709,000 of surplus cash all to the limited partners ($3.95 per limited partnership unit). This amount represented the distributable sale proceeds from the sale of 51 North High Street Building. As of September 30, 2000 the partnership had declared an additional distribution payable of approximately $6,552,000. Of this approximately $352,000 is from operations (approximately $338,000 to limited partners or $1.88 per limited partnership unit) and approximately $6,200,000 is from distributable sale proceeds of Aspen Ridge and Sutton Place to the limited partners or $34.53 per limited partnership unit. During the nine months ended September 30, 1999, there were no cash distributions. Future cash distributions will depend on the level of cash remaining after costs incurred by the Partnership during the liquidation period. It is estimated that the liquidation process will be completed by March 31, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 119,130.90 units had voted of which 113,444.90 units had voted in favor of the amendment, 4,167.80 voted against the amendment and 1,519.00 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            Current report on Form 8-K dated August 16, 2000 and filed on September 5, 2000 in connection with the sale of Aspen Ridge Apartments on August 16, 2000.

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

                                    Date: November 14, 2000